Form 10QSB
period 2000-06-30
PRIME EQUIPMENT INC
filed 2000-09-07
CIK 1080725

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                          FORM 10-QSB


  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                          JUNE 30, 2000



                 Commission file number 000-29937



                      Prime Equipment, Inc.
                      a Nevada corporation
                      Vegas Commerce Center
                 1350 E. Flamingo Rd., Suite 688
                       Las Vegas, NV 89119
                          (702) 595-4951


                   IRS Tax ID #: 88-0412653

               PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

                       PRIME EQUIPMENT, INC.

                  (A DEVELOPMENT STAGE COMPANY)

                      FINANCIAL STATEMENTS

                JUNE 30, 2000, AND JUNE 30, 1999

                      TABLE OF CONTENTS




                                                     Page Number


INDEPENDENT ACCOUNTANT'S REPORT........................   1

FINANCIAL STATEMENT:

     Balance Sheets....................................   2

     Statement of Operations and Deficit
      Accumulated During the Development Stage.........   3

     Statement of Changes in Stockholders' Equity......   4

     Statements of Cash Flows..........................   5

     Notes to the Financial Statements.................   6-7

                 INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors and Stockholders of Prime Equipment, Inc.
Las Vegas, Nevada

      I have audited the accompanying balance sheets of Prime Equipment, Inc. (a development stage company) as of June 30, 2000, and June 30, 1999 and the related statements of operations, cash flows and changes in stockholders' equity for the period from December 18, 1998 (date of inception) to June 30, 2000. These financial statements are the responsibility of Prime Equipment, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

      I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

      In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Prime Equipment, Inc. as of June 30, 2000, and June 30, 1999, and the results of operations, cash flows and changes in stockholders' equity for the periods then ended as well as the cumulative period from December 18, 1998. in conformity with generally accepted accounting principles.


/s/ DAVID COFFEY
David Coffey C.P.A.
Las Vegas, Nevada
July 20, 2000

PRIME EQUIPMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS


                                    June 30,       June 30,
                                     2000            1999
                                  ----------      ----------
ASSETS

Cash                              $    4,041      $       41
Notes receivable                      10,000          10,000
Interest receivable                    1,017             215
                                  ----------      ----------
   Total Assets                   $   15,058      $   10,256
                                  ==========      ==========


LIABILITIES & STOCKHOLDERS'
EQUITY

Accounts payable                  $   13,800      $      400
Note payable                          25,000               0
Interest payable                          48               0
                                  ----------      ----------
   Total Liabilities                  38,848             400


Stockholders' Equity
   Common stock, authorized
   50,000,000 shares at $.001
   par value, issued and
   outstanding 4,021,000 shares
   and 200,000 shares,
   respectively, after giving
   effect to a 20:1 stock split
   effective October 22, 1999          4,021             200
   Preferred stock, authorized
   24,000,000 shares at $.001
   par value, none issued or
   outstanding                             0               0
   Additional paid-in capital         21,329           9,900
   Deficit accumulated during the
   development stage                 (49,140)           (244)
                                  ----------      ----------
   Total Stockholders' Equity        (23,790)          9,856


   Total Liabilities and
   Stockholders' Equity           $   15,058      $   10,256
                                  ==========      ==========


The accompanying notes are an integral part of these financial statements.

PRIME EQUIPMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
(With Cumulative Figures From Inception)


                                                             From Inception,
                     Jan. 1, 2000, to    Jan. 1, 1999, to   Dec. 18, 1998, to
                       June 30, 2000      June 30, 1999      June 30, 2000
                     -----------------   -----------------  -----------------

Interest             $             400   $             215  $           1,017

Expenses
   Organizational
     expense                         0                   0                400
   Consulting                   25,000                   0             48,650
   Office expenses                   0                  59                 59
   Professional fees                 0                   0              1,000
   Interest expense                 48                   0                 48
                     -----------------   -----------------  -----------------
Total expenses                  25,048                  59             50,157

Net income (loss)              (24,648)                156  $         (49,140)
                                                            =================

Retained earnings,
beginning of period            (24,492)               (400)
                     -----------------   -----------------
Deficit accumulated
during the development
stage                $         (49,140)  $            (244)
                     =================   =================

Earnings (loss) per share
   assuming dilution,
   after giving effect
   to a 20 for 1 stock
   split effective
   October 22, 1999
Net loss             $           (0.01)  $            0.00 $            (0.01)
                     =================   =================  =================

Weighted average
shares outstanding           4,021,000             166,667          3,692,000
                     =================   =================  =================

The accompanying notes are an integral part of these financial statements.

PRIME EQUIPMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM December 18, 1998 (Date of Inception) TO
JUNE 30, 2000


                                                  Additional
                              Common Stock          Paid-in
                          Shares        Amount      Capital        Total
                       -----------   ----------    ---------    -----------
Balance,
December 18, 1998              ---   $      ---    $     ---    $       ---

Issuance of common
stock for cash
December, 1998             100,000          100            0            100

Less net loss                    0            0            0           (400)
                       -----------   ----------    ---------    -----------
Balance,
December 31, 1998          100,000          100            0           (300)

Issuance of common
stock for cash
March, 1999                100,000          100        9,900         10,000

Stock split 20 for 1
October 22, 1999         3,800,000        3,800       (3,800)             0

Issuance of common
stock for cash
November, 1999               1,000            1          999          1,000

Issuance of common
stock for cash
December, 1999              20,000           20       19,980         20,000

Less offering costs              0            0       (5,750)        (5,750)

Less net loss                    0            0            0        (24,092)
                       -----------   ----------    ---------    -----------
Balance,
December 31, 1999        4,021,000        4,021       21,329            858

Net income (loss)                0            0            0        (24,648)
                       -----------   ----------    ---------    -----------
Balance,
June 30, 2000            4,021,000   $    4,021    $  21,329    $   (23,790)
                       ===========   ==========    =========    ===========

The accompanying notes are an integral part of these financial statements.

PRIME EQUIPMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(With Cumulative Figures From Inception)


                                                                   From Inception,
                           Jan. 1, 2000, to    Jan. 1, 1999, to   Dec. 18, 1998, to
                              June 30, 2000      June 30, 1999      June 30, 2000
                           -----------------   -----------------  -----------------
CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net income or (loss)       $         (24,648)  $             156  $         (49,140)
Non-cash items included
 in net loss                               0                   0                  0
Adjustments to reconcile
  net loss to cash used
  by operating activity
   Note receivable                                       (10,000)           (10,000)
   Interest receivable                  (400)               (215)            (1,017)
   Accounts payable                  (16,000)                  0             13,800
                           -----------------   -----------------  -----------------
     NET CASH PROVIDED BY
     OPERATING ACTIVITIES            (41,048)            (10,059)           (46,357)

CASH FLOWS USED BY
INVESTING ACTIVITIES                       0                   0                  0
                           -----------------   -----------------  -----------------
     NET CASH USED BY
     INVESTING ACTIVITIES                  0                   0                  0


CASH FLOWS FROM FINANCING
ACTIVITIES
   Note payable                       25,000                   0             25,000
   Interest payable                       48                   0                 48
   Sale of common stock                    0                 100              4,021
   Paid-in capital                         0               9,900             27,079
   Less offering costs                     0                   0             (5,750)
                           -----------------   -----------------  -----------------
     NET CASH PROVIDED BY
     FINANCING ACTIVITIES             25,048              10,000             50,398
                           -----------------   -----------------  -----------------

     NET INCREASE IN CASH            (16,000)                (59) $           4,041
                                                                  =================

CASH AT BEGINNING OF PERIOD           20,041                 100
                           -----------------   -----------------
     CASH AT END OF
     PERIOD                $           4,041   $              41
                           =================   =================


The accompanying notes are an integral part of these financial statements.

PRIME EQUIPMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2000, AND JUNE 30, 1999

NOTE A  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The Company was incorporated on December 18, 1998, under the laws of the state of Nevada. The business purpose of the Company is to start a chain of equipment rental services.

        The Company will adopt accounting policies and procedures based upon the nature of future transactions.

NOTE B  SALE OF COMMON STOCK

        In March of 1999, the Company completed the sale of 100,000 shares of its common stock at $.10 per share or $10,000, 1000 shares of its common stock at $1.00 per share in November of 1999 and 20,000 shares of the common stock at $1.00 in December of 1999.

NOTE C  NAME CHANGE AND INCREASE IN AUTHORIZED CAPITAL

        On October 28, 1999, the Company changed its name from "Prime Equipment Corp." to "Prime Equipment, Inc." and increased its authorized capital stock to 74,000,000 shares of $.001 per share par value from 50,000,000 shares of $.001 per share par value. Of the 74,000,000 authorized shares, 50,000,000 are common stock and 24,000,000 are preferred stock.

NOTE D  STOCK SPLIT

        On October 22, 1999, the Company approved a twenty to one stock split. Prior to the stock split there were 200,000 shares of common stock outstanding and after the stock split there were 4,000,000 shares of common stock outstanding.

NOTE E  EARNING (LOSS) PER SHARE

        Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible securities or warrants, basic and diluted EPS are the same.

PRIME EQUIPMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2000, AND JUNE 30, 1999
(continued)

NOTE F  NOTE PAYABLE

        On May 23, 2000, the Company received $25,000 cash disbursement on a Note maturing April 30, 2001 with simple annual interest at the rate of 10% per annum. The
        Note is unsecured. The proceeds were to be used to start a chain of equipment rental services.

NOTE G  SUBSEQUENT EVENTS

        On July 20, 2000, the Board of Directors approved a resolution to increase the authorized number of common shares from 50,000,000 to 500,000,000 and increase the number of preferred shares from 24,000,000 to 100,000,000. This resolution is subject to approval by the shareholders.

Item 2.  Management's Discussion and Analysis

Forward Looking Statements
--------------------------

     This quarterly report on Form 10-QSB contains forward-looking statements. Such statements consist of any statement other than a recitation of historical facts and can be identified by words such as "may," "expect," "anticipate," "estimate," "hopes," "believes," "continue," "intends," "seeks," "contemplates," "suggests," "envisions" or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to: those risks associated with economic conditions generally and the economy in those areas where the Company has or expects to have assets and operations, including, but not restricted to Nevada and eventually other jurisdictions; competitive and other factors affecting the Company's operations, markets, products and services; those risks associated with the ability to obtain medical supply contracts and the funding of the Company and other costs associated with the Company's marketing strategies; those risks associated with the Company's ability to successfully negotiate with certain business owners; those risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, risks relating to the ability of Company to raise the funds necessary to operate and develop business, and risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic and foreign laws, regulations and taxes; risks related to changes in business strategy or development plans; risks related to any possible future lawsuits against the Company and the associated costs, and risks associated with future profitability. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements.
In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this quarterly report on Form 10-QSB will, in fact, occur. The Company's actual results may differ materially as a result of certain factors, including those set forth in this Form 10-QSB. Potential investors should consider carefully the previously stated factors, as well as the more detailed information contained elsewhere in this Form 10-QSB, before making a decision to invest in the common stock of the Company.

     The following is a discussion of the financial condition and results of operations of the Company as of June 30, 2000. This discussion and analysis should be read in conjunction with the accompanying audited Financial Statements of the Company including the Notes thereto which are included elsewhere in this Form 10-QSB and the notice regarding forward-looking statements.

PLAN OF OPERATION

     The Company plans to engage in the rental equipment business. Additional funding through private placement will be necessary to enable the Company to lease a suitable office warehouse facility in Las Vegas and to enable the Company to complete its Web Page, www.primeequipmentinc.com, and to secure contracts with suppliers and users.

     The need for rental equipment increases with the need to provide housing for the increasing population.

     The Company intends to raise adequate funds from interested local parties to provide adequate working capital of up to $2,250,000 for the next 12 months. This will be used to develop Internet business, pay professionals and for advertising in the Yellow Pages and media and purchase the rental equipment. No product research or development is considered necessary; no plant is required, nor is there expected to be a drastic change in the number of employees over the next 12 months.

Revenue
-------

     The Company has not received revenues from operations during the two-year period preceding the filing of this form. The
Company has not yet achieved any revenue from operations to date.
Since the Company is still in the development stage its expenses were nominal.

Liquidity
---------

     The Company will have to raise additional capital in the next twelve months. As of December 31, 1998, the Company had nominal working capital and results. In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's common and/or preferred stock and possible future cash flow from operations. Since the Company is in its development stage and has not entered into any contracts, attracted clientele or otherwise engaged in any activity that would generate revenue at this time, the Company does not currently have the revenue necessary to fund future operations of the Company. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, or alternative financing arrangements, it may be necessary to postpone the planned business of the Company or the Company's ability to obtain Letters of Credit. The Company, under such circumstances, would resort to using cash flow for internal growth.

     The Company has issued shares of its Common Stock from time to time in the past to satisfy certain obligations and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of the capital stock of the Company. If operations and cash flow can be improved through these efforts, management believes that the Company's liquidity problems will be resolved and that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations.

     The plan of the Company is to raise more financing as soon as the Company's shares are approved for trading to enable the Company to enter into purchase and supply contracts. An overall budget of $2,250,000 for the first year should achieve the Company's goals. The Company does not anticipate that there will be a need to drastically increase the number of employees over the next twelve months.

Potential Uncertainties
-----------------------

     As the Company expects eventually to obtain equipment from overseas manufacturers and such expenditures are generated in foreign currencies, fluctuations in the value of currencies relative to the United States dollar could adversely affect the Company's profitability. Royalty payments, if any, paid by the Company relating to foreign licensing arrangements would be converted to U.S. dollars based on the exchange rate at the time of payment.

                 PART II - OTHER INFORMATION

(Items 1, 2, 3, 4 and 5 have been omitted as there is no information to report.)


Item 6.  Exhibits and Reports on Form 8-K.

Exhibit No.      Description
-----------      -------------------------------------------

27.0             Financial Data Schedule


Reports on Form 8-K
------------------------------------------------------------

     During the quarter ended June 30, 2000, the Company did not file any reports on Form 8-K with the Securities and Exchange
Commission.


                             SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            PRIME EQUIPMENT, INC.
                            (Registrant)

Date: September 7, 2000     By: /s/ GIOVANNI IACHELLI
                            --------------------------------
                            Giovanni Iachelli
                            Treasurer and duly authorized officer