Form 10QSB
period 2000-03-31
PRIME EQUIPMENT INC
filed 2000-09-29
CIK 1080725

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                          FORM 10-QSB


  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                          MARCH 31, 2000



                 Commission file number 000-29937



                      Prime Equipment, Inc.
                      a Nevada corporation
                 Airport Center Executive Suites
                 2505 Chandler Avenue, Suite #01
                       Las Vegas, NV 89120
                          (702) 313-7912


                   IRS Tax ID #: 88-0412653

               PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

                       PRIME EQUIPMENT, INC.

                  (A DEVELOPMENT STAGE COMPANY)

                      FINANCIAL STATEMENTS

               MARCH 31, 2000, AND MARCH 31, 1999

                      TABLE OF CONTENTS




                                                     Page Number


INDEPENDENT ACCOUNTANT'S REPORT........................   1

FINANCIAL STATEMENT:

     Balance Sheets....................................   2

     Statement of Operations and Deficit
      Accumulated During the Development Stage.........   3

     Statement of Changes in Stockholders' Equity......   4

     Statements of Cash Flows..........................   5

     Notes to the Financial Statements.................   6

                 INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors and Stockholders of Prime Equipment, Inc.
Las Vegas, Nevada

      I have audited the accompanying balance sheets of Prime Equipment, Inc. (a development stage company) as of March 31, 2000, and March 31, 1999 and the related statements of operations, cash flows and changes in stockholders' equity for the period from December 18, 1998 (date of inception) to March 31, 2000. These statements are the responsibility of Prime Equipment, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

      In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Prime Equipment, Inc. as of March 31, 2000, and March 31, 1999, and the results of operations, cash flows and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 18, 1998. in conformity with generally accepted accounting principles.


/s/ DAVID COFFEY
David Coffey C.P.A.
Las Vegas, Nevada
June 15, 2000

PRIME EQUIPMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS


                                    March 31,       March 31,
                                     2000            1999
                                  ----------      ----------
ASSETS

Cash                              $    4,041      $       71
Notes receivable                      10,000          10,000
Interest receivable                      817              15
                                  ----------      ----------
   Total Assets                   $   14,858      $   10,086
                                  ==========      ==========


LIABILITIES & STOCKHOLDERS'
EQUITY

Accounts payable                  $   13,800      $      400
                                  ----------      ----------
   Total Liabilities                  13,800             400

Stockholders' Equity
   Common stock, authorized
   50,000,000 shares at $.001
   par value, issued and
   outstanding 4,021,000 shares
   and 200,000 shares,
   respectively, after giving
   effect to a 20:1 stock split
   effective October 22, 1999          4,021             200
   Preferred stock, authorized
   24,000,000 shares at $.001
   par value, issued and
   outstanding 0 shares                    0               0
   Additional paid-in capital         21,329           9,900
   Deficit accumulated during the
   development stage                 (24,292)           (414)
                                  ----------      ----------
   Total Stockholders' Equity          1,058           9,686


   Total Liabilities and
   Stockholders' Equity           $   14,858      $   10,086
                                  ==========      ==========


The accompanying notes are an integral part of these financial statements.

PRIME EQUIPMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
(With Cumulative Figures From Inception)


                                                             From Inception,
                     Jan. 1, 2000, to    Jan. 1, 1999, to   Dec. 18, 1998, to
                       Mar. 31, 2000      Mar. 31, 1999      Mar. 31, 2000
                     -----------------   -----------------  -----------------

Income               $             200   $              15  $             817

Expenses
   Organizational
     expense                         0                   0                400
   Consulting                        0                   0             23,650
   Office expenses                   0                  29                 59
   Professional fees                 0                   0              1,000
                     -----------------   -----------------  -----------------
Total expenses                       0                  29             25,109

Net income (loss)                  200                 (14) $         (24,292)
                                                            =================

Retained earnings,
beginning of period            (24,492)               (400)
                     -----------------   -----------------
Deficit accumulated
during the development
stage                $         (24,292)  $            (414)
                     =================   =================

Earnings (loss) per share
   assuming dilution,
   after giving effect
   to a 20 for 1 stock
   split effective
   October 22, 1999
Net loss             $            0.00   $            0.00  $           (0.01)
                     =================   =================  =================

Weighted average
shares outstanding           4,021,000             133,333          3,630,313
                     =================   =================  =================

The accompanying notes are an integral part of these financial statements.

PRIME EQUIPMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM December 18, 1998 (Date of Inception) TO
MARCH 31, 2000


                                                  Additional
                              Common Stock          Paid-in
                          Shares        Amount      Capital        Total
                       -----------   ----------    ---------    -----------
Balance,
December 18, 1998              ---   $      ---    $     ---    $       ---

Issuance of common
stock for cash
December, 1998             100,000          100            0            100

Less net loss                    0            0            0           (400)
                       -----------   ----------    ---------    -----------
Balance,
December 31, 1998          100,000          100            0           (300)

Issuance of common
stock for cash
March, 1999                100,000          100        9,900         10,000

Stock split 20 for 1
October 22, 1999         3,800,000        3,800       (3,800)             0

Issuance of common
stock for cash
November, 1999               1,000            1          999          1,000

Issuance of common
stock for cash
December, 1999              20,000           20       19,980         20,000

Less offering costs              0            0       (5,750)        (5,750)

Less net loss                    0            0            0        (24,092)
                       -----------   ----------    ---------    -----------
Balance,
December 31, 1999        4,021,000        4,021       21,329            858

Net income (loss)                0            0            0            200
                       -----------   ----------    ---------    -----------
Balance,
March 31, 2000           4,021,000   $    4,021    $  21,329    $     1,058
                       ===========   ==========    =========    ===========

The accompanying notes are an integral part of these financial statements.

PRIME EQUIPMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(With Cumulative Figures From Inception)


                                                                   From Inception,
                           Jan. 1, 2000, to    Jan. 1, 1999, to   Dec. 18, 1998, to
                              Mar. 31, 2000      Mar. 31, 1999      Mar. 31, 2000
                           -----------------   -----------------  -----------------
CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net loss                   $             200   $             (14) $         (24,292)
Non-cash items included
 in net loss                               0                   0                  0
Adjustments to reconcile
  net loss to cash used
  by operating activity
   Note receivable                                       (10,000)           (10,000)
   Interest receivable                  (200)                (15)              (817)
   Accounts payable                  (16,000)                  0             13,800
                           -----------------   -----------------  -----------------
     NET CASH PROVIDED BY
     OPERATING ACTIVITIES            (16,000)            (10,029)           (21,309)

CASH FLOWS USED BY
INVESTING ACTIVITIES                       0                   0                  0
                           -----------------   -----------------  -----------------
     NET CASH USED BY
     INVESTING ACTIVITIES                  0                   0                  0


CASH FLOWS FROM FINANCING
ACTIVITIES
   Sale of common stock                    0                 100              4,021
   Paid-in capital                         0               9,900             27,079
   Less offering costs                     0                   0             (5,750)
                           -----------------   -----------------  -----------------
     NET CASH PROVIDED BY
     FINANCING ACTIVITIES                  0              10,000             25,350
                           -----------------   -----------------  -----------------
     NET INCREASE IN CASH            (16,000)                (29) $           4,041
                                                                  =================

CASH AT BEGINNING OF PERIOD           20,041                 100
                           -----------------   -----------------
     CASH AT END OF
     PERIOD                $           4,041   $              71
                           =================   =================


The accompanying notes are an integral part of these financial statements.

PRIME EQUIPMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2000, AND MARCH 31, 1999

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

     The following is a discussion of the financial condition and results of operations of the Company as of March 31, 2000. This discussion and analysis should be read in conjunction with the accompanying audited Financial Statements of the Company including the Notes thereto which are included elsewhere in this Form 10-QSB and the notice regarding forward-looking statements.

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

                 PART II - OTHER INFORMATION

(Items 1, 2, 3, 4 and 5 have been omitted as there is no information to report.)


Item 6.  Exhibits and Reports on Form 8-K.

Exhibit No.      Description
-----------      -------------------------------------------

27.0             Financial Data Schedule


Reports on Form 8-K
------------------------------------------------------------

     During the quarter ended March 31, 2000, the Company did not file any reports on Form 8-K with the Securities and Exchange
Commission.


                             SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            PRIME EQUIPMENT, INC.
                            (Registrant)

Date: September 30, 2000    By: /s/ GIOVANNI IACHELLI
                            --------------------------------
                            Giovanni Iachelli
                            Treasurer and duly authorized officer