Form 10KSB
period 2000-12-31
PRIME EQUIPMENT INC
filed 2001-04-11
CIK 1080725

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

Date of Report: December 31, 2000

Commission file number 000-29937

Prime Equipment, Inc.

a Nevada corporation

Suite 200 - 8275 South Eastern Avenue,

Las Vegas, NV 89123

(702) 990 8387

IRS Tax ID #: 88-0412653

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

Securities Registered Under Section 12(g) of the Exchange Act:

Common

The issuer has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to filing requirements for the past 90 days.

There is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB.

There have been no revenues for fiscal year ended December 31, 2000.

Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold, as of December 17, 1999, was $4,021,000. The Company's common stock is not currently traded on any market.

As of December 31, 2000, there were 4,046,000 shares issued and outstanding of the Company's Common Stock.

PART I.

Item 1. Description of Business.

Prime Equipment, Inc., a Nevada corporation (the "Company", "Issuer" or "Registrant"), was incorporated on December, 1998. The Company has never been involved in any bankruptcy, receivership or similar proceeding. The Company has not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

The Company originally intended to utilize both the areas of expertise of the President: Telecommunications equipment, and construction equipment. However, over the past six months, especially since the initial contract with Datico S.p.A., dated September 15th 2000, it has become apparent that the profitable areas of operation for the company will be both telecommunications and telecommunications equipment. These areas will be the main areas of Company activity for the next year.

The Company has active plans to identify and do business with several manufacturers of telecommunications equipment. The President and his business associates will promote the growth of the business through personal contacts and attendance at trade conventions.

The first distribution contract entered into with DATICO S.P.A. of Italy manufacturer of telecommunications equipment, providing exclusive distribution rights for all of North America on a DSL modem for use by Internet service providers and end users.

The first product is a high-speed modem for DSL Internet connection, which allows the subscriber to surf at a speed of 1.5Mb to 4Mb. The Company is also looking at equipment for the wireless Internet, which would fill a market need in remote areas were DSL is not available.

With the implementation of broadband (fiber-optics) more and more services will be available on the Internet.

Looking to the future of the company, it is clear that the market to concentrate on will be the telecommunications equipment, to be utilized by end-users, carriers, ISP, TV cable companies for example. High-speed ADSL modems will be in greater demand, as the speed will be crucial in determining future use. The Company will benefit from our association with Datico Spa whom, as a distributor for NOKIA products, as well as, manufacturing their own modems, can also use the latest technology from NOKIA to be implemented into their equipment.

The focus will be to use Datico's know-how to install private network into office building, hotels, banks etc., an integrated installed private network to provide broad-band connection to all tenants, with substantial saving over having to supply them individually.

Another product the Company is looking too is Voice Over IP Telephone Sets that will change the way we use the phone in the near future. Contact have be made with Messer's Circa Telecom (www.circa.ca) for distribution in Italy of Circa's telephone sets through Messer's Datico. Prime in this case will be the exporter.

Management continues to search for new equipment to be added to its current product list, which we believe will increase yearly.

The Company's products will be marketed over the Internet, through its web site www.primeequipmentinc.com. Management of the Company believe that there is a high demand for these type of products due to rapid increase demand for high speed internet service and specifically DSL connection.

Item 2. Description of Property.

The Company's principal executive and administrative offices are located in Nevada at
Suite 200 - 8275 South Eastern Avenue, Las Vegas NV. 89123, in which it shares leased premises under a month-to-month agreement with an executive office center. The Company intends to stay at this premise until it gets economically viable or until the Company has made other plans or found suitable space. The Company rents on a per month basis, a shared office for economic reasons until the Company has adequate financing to develop its business. The Company considers its executive and administrative offices to be adequate and suitable for its current needs. The Company does not own or lease any other real estate.

Item 3. Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened. The Company's officers and directors are not adverse parties to the Company nor do they have any material interests adverse to the Company.

Item 4. Submission of Matters to a vote of Security Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

MARKET INFORMATION

The Company has no public trading market for its common stock. Although the Company intends to seek a quotation for its common shares on the Over-the-Counter Bulletin Board in the future, there is no assurance the Company will do so, nor is there any assurance that should the Company succeed in obtaining a listing for its securities on the OTC Bulletin Board or on some other exchange, that a trading market for the Company's stock will develop. There are no outstanding options, warrants to purchase, or securities convertible into common equity of the Company outstanding. The Company has not agreed to register any shares of its common stock for any shareholder. There are presently 4,046,000 shares of common stock which were issued as follows: 100,000 shares of common stock for cash subject to Rule 144 in December 1998; 100,000 issued pursuant to Regulation D, Rule 504 on March 1999, 3,800,000 following a 20 for 1 forward split in October of 1999, and further the following stock was issued pursuant to Rule 144 by private placements in November of 1999 1,000 shares and in December of 1999 20,000 shares. The Company issued 25,000 shares of stock to Giovanni Iachelli on November 1, 2000, for services rendered.

STOCKHOLDERS

The are 51 shareholders of record for the Company's common stock.

Item 6. Plan of Operation.

PLAN OF OPERATION

The Company plans to engage in the sale of telecommunications equipment. Additional funding through private placement will be necessary to enable the Company to lease a suitable office warehouse facility in Las Vegas and to enable the Company to complete its Web Page and to secure contracts with suppliers and users.

The Company intends to raise adequate funds from interested local parties to provide adequate working capital of up to $2,250,000 for the next 12 months. This will be used to develop Internet business, pay professionals and for advertising in the Yellow Pages and media and purchase the telecommunications equipment. No product research or development is considered necessary; no plant is required, but the Company expects to add employees over the next 12 months as additional orders increase.

Revenue

The Company has not received revenues from operations during the two-year period preceding the filing of this form. The Company has not yet achieved any revenue from operations to date. Since the Company is still in the development stage, its expenses were nominal.

Liquidity

The Company will have to raise additional capital in the next twelve months. As of December 31, 2000, the Company had nominal working capital and results. In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon loans from management, proceeds from the sale of the Company's common and/or preferred stock through one or more private placements and future cash flow from operations. Since the Company is in its development stage and has not entered into any contracts, attracted clientele or otherwise engaged in any activity that would generate revenue at this time, the Company does not currently have the revenue necessary to fund future operations of the Company. If the Company is unable to obtain adequate funds from loans, the sale of its stock in public offerings, private placements, or alternative financing arrangements, it may be necessary to postpone the planned business of the Company or the Company's ability to obtain Letters of Credit. The Company, under such circumstances, would resort to using cash flow for internal growth.

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

The plan of the Company is to raise more financing through loans and the sale of the Company's common and preferred stock to enable the Company to purchase equipment, hire employees and execute additional contracts with equipment manufacturers. An overall budget of $2,250,000 for the first year should achieve the Company's goals.

Potential Uncertainties

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

Item 7. Financial Statements.

Following are the audited financial statements of the Company for the year ended December 31, 2000.

PRIME EQUIPMENT, INC.

( A DEVELOPMENT STAGE COMPANY )

FINANCIAL STATEMENTS

DECEMBER 31, 2000, AND DECEMBER 31, 1999

TABLE OF CONTENTS

Page Number

INDEPENDENT ACCOUNTANT'S REPORT 1

FINANCIAL STATEMENT

Balance Sheets 2

Statements of Operations and Deficit

Accumulated During the Development Stage 3

Statements of Changes in Stockholders' Equity 4

Statement of Cash flows 5

Notes to the Financial Statements 6-7

David E. Coffey 3651 Lindell Road, Suite I, Las Vegas, Nevada 89103

__________________________________________________________________________________

Certified Public Accountant

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders

of Prime Equipment, Inc.

Las Vegas, Nevada

I have audited the accompanying balance sheets of Prime Equipment, Inc. (a development stage company) as of December 31, 2000, and December 31, 1999, and the related statements of operations, cash flows, and changes in stockholders' equity for the years then ended, as well as the cumulative period from December 18, 1998 (date of inception) to December 31, 2000. These statements are the responsibility of Prime Equipment, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Prime Equipment, Inc. as of December 31, 2000, and December 31, 1999, and the results of operations, cash flows, and changes in stockholders' equity for the years then ended, as well as the cumulative period from December 18, 1998 in conformity with generally accepted accounting principles.

David E. Coffey, C. P. A.

Las Vegas, Nevada

February 8, 2001

PRIME EQUIPMENT, INC.

( A DEVELOPMENT STAGE COMPANY )

BALANCE SHEETS

<table>

<tc>

	December 31,	December 31,
	2000	1999
	------------------	------------------
ASSETS

Cash	$3,604	$20,041
Notes receivable	10,000	10,000
Interest receivable	1,416	617
------------------	------------------
Total Assets	$15,020	$30,658
===========	===========

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable	$27,554	$29,800
Note payable	25,000	0
Interest payable	1,298	0
Loans from stockholders	11,437	0
------------------	------------------
Total Liabilities	65,289	29,800

Stockholders' Equity
	Common stock, authorized 500,000,000
	shares at $.001 par value, issued and
	outstanding 4,046,000 shares and
	4,021,000 shares, respectively, after
	giving effect to a 20:1 stock split effective
	October 22, 1999	4,046	4,021
	Preferred stock, authorized 100,000,000
	shares at $.001 par value, none issued
	or outstanding	0	0
	Additional paid-in capital Deficit accumulated during the	46,304	21,329

	development stage	(100,619)	(24,492)
------------------	------------------
Total Stockholders' Equity	(50,269)	858

Total Liabilities and Stockholders' Equity	$15,020	$30,658
===========	===========
The accompanying notes are an integral part of
these financial statements.

</table>

PRIME EQUIPMENT, INC.

( A DEVELOPMENT STAGE COMPANY )

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING THE DEVELOPMENT STAGE

( With Cumulative Figures From Inception )

<table>

<tc>
Three months ended Dec. 31,	Year ended December 31,	From Inception
-----------------------------------------	-----------------------------------	Dec. 13, 1998, to
	2000	1999	2000	1999	Dec. 31, 2000
	--------------	----------------	-----------	--------------	-----------------------
Income	$200	$200	$800	$617	$1,417

Expenses
Organizational expense	0	0	0	0	400
Consulting	25,000	23,250	50,000	23,650	73,650
Office expenses	890	0	890	59	949
Fees	450	0	887	0	887
Rent	1,495	0	1,495	0	1,495
Professional fees	12,141	1,000	16,960	1,000	17,960
Travel expenses	5,397	0	5,397	0	5,397
Interest expense	625	0	1,298	0	1,298
	----------------	----------------	------------	----------------	----------------------
Total expenses	45,998	24,250	76,927	24,709	102,036

Net income (loss)	(45,798)	(24,050)	(76,127)	(24,092)	$(100,619)
					=============
Retained earnings,
Beginning of period	(54,821)	(442)	(24,492)	(400)
	----------------	----------------	------------	-----------------
Deficit accumulated during
The development stage	$(100,619)	$(24,492)	$(100,619)	$(24,492)
	=======	=========	=======	=========

Earnings (loss) per share
assuming dilution, after giving
effect to a 20 for 2 stock split
effective October 22, 1999
Net loss	$(0.01)	$(0.01)	$(0.02)	$(0.13)	$(0.03)
	========	=========	=======	=========	=========
Weighted average shares
outstanding	4,037,667	4,007,333	4,025,170	185,167	3,772,960
=========	=========	=======	=========	=========
The accompanying notes are an integral part of
these financial statements.

</table>

PRIME EQUIPMENT, INC.

( A DEVELOPMENT STAGE COMPANY )

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FROM DECEMBER 18, 1998, ( Date of Inception ) TO DECEMBER 31, 2000



<TC>

Common Stock	Additional	Deficit accumul-	Total
Shares		Amount		Paid-in		ated during the
				Capital		development
stage
--------------		--------------		--------------		---------------------		--------------
	$		$		$		$
Balance, December 18, 1998	----	----	----	----	----

Issuance of common stock for cash
December, 1998	100,000	100	0	0	100

Less net loss	0	0	0	(400)	(400)
	-------------	-------------	-------------	-------------------	-------------
Balance, December 31, 1998	100,000	100	0	(400)	(300)

Issuance of common stock for cash
March, 1999	100,000	100	9,900	0	10,000

Stock split 20 for 1
October 22, 1999	3,800,000	3,800	(3,800)	0	0

Issuance of common stock for cash
November, 1999	1,000	1	999	0	1,000

Issuance of common stock for cash
December, 1999	20,000	20	19,980	0	20,000

Less offering costs	0	0	(5,750)	0	(5,750)

Less net loss	0	0	0	(24,092)	(24,093)
	-------------	-------------	-------------	-------------	-------------
Balance, December 31, 1999	4,021,000	4,021	21,329	(24,492)	857

Issuance of common stock for services	25,000	25	24,975	0	25,000

Net income (loss)	0	0	0	(76,127)	(76,126)
	-------------	-------------	-------------	-------------------	-------------
Balance, December 31, 2000	4,046,000	$4,046	$46,304	$(100,619)	$(50,269)
========	=======	======	==========	=======

The accompanying notes are an integral part of
these financial statements

</table>

PRIME EQUIPMENT, INC.

( A DEVELOPMENT STAGE COMPANY )

STATEMENTS OF CASH FLOWS

( With Cumulative Figures From Inception )



<TC>

Three months ended Dec. 31,	Year ended December 31,	From Inception,
----------------------------------------	----------------------------------	Dec. 18, 1998, to
2000	1999	2000	1999	Dec. 31, 2000
-----------------	--------------	-----------------	--------------	-----------------------
CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net income or (loss)	$(45,799)	$(24,050)	$(76,126)	$(24,092)	$(100,619)
Non-cash items included in net loss	0	0	0	0	0
Adjustments to reconcile net loss to
cash used by operating activity
Note receivable	0	0	0	(10,000)	(10,000)
Interest receivable	(200)	(200)	(800)	(617)	(1,416)
Accounts payable increase	10,437	29,000	(2,246)	29,400	27,554
Loans from stockholders	9,937	0	11,437	0	11,437
----------------	----------------	----------------	--------------	------------------
NET CASH PROVIDED BY
OPERATING ACTIVITIES	(25,625)	4,750	(67,735)	(5,309)	(73,044)

CASH FLOWS USED BY
INVESTING ACTIVITIES	0	0	0	0	0
----------------	----------------	----------------	--------------	------------------
NET CASH USED BY
INVESTING ACTIVITIES	0	0	0	0	0

CASH FLOWS FROM FINANCING
ACTIVITIES
Note payable	0	0	25,000	0	25,000
Interest payable	625	0	1,298	0	1,298
Sale of common stock	0	3,821	0	3,921	4,021
Issue of common stock for services	25	0	25	0	25
Paid-in capital	24,975	17,179	24,975	27,079	52,054
Less offering costs	0	(5,750)	0	(5,750)	(5,750)
----------------	----------------	----------------	--------------	------------------
NET CASH PROVIDED BY
FINANCING ACTIVITIES	25,625	15,250	51,298	25,250	76,648
----------------	----------------	----------------	--------------	------------------
NET INCREASE IN CASH	0	20,000	(16,437)	19,941	$3,604
===========
CASH AT BEGINNING OF PERIOD	3,604	41	20,041	100
----------------	----------------	----------------	--------------
CASH AT END OF PERIOD	$3,604	$20,041	$3,604	$20,041
=========	=========	=========	=======
The accompanying notes are an integral part of these financial statements.



PRIME EQUIPMENT, INC.

( A DEVELOPMENT STAGE COMPANY )

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2000, AND DECEMBER 31, 1999

NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated on December 18, 1998, under

the laws of the State of Nevada. The business purpose of

the Company was then to start a chain of equipment rental services.

In October of 2000, the Company modified its business purpose to that of selling telecommunication equipment and services.

The Company will adopt accounting policies and procedures

based upon the nature of future transactions.

NOTE B SALE OF COMMON STOCK

In March of 1999, the Company completed the sale of 100,000

shares of its common stock at $.10 per share or $10,000,

1,000 shares of its common stock at $1.00 per share for $1,000 in

November of 1999 and 20,000 shares of its common stock at

$1.00 for $20,000 in December of 1999.

All of the above shares were issued pursuant to an exemption from registration requirements under Section 4 (2) of the Securities Act.

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

PRIME EQUIPMENT, INC.

( A DEVELOPMENT STAGE COMPANY )

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2000, AND DECEMBER 31, 1999

(continued)

NOTE E EARNINGS (LOSS) PER SHARE

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

NOTE F NOTE PAYABLE

On May 23, 2000, the Company received $25,000 cash and issued its Note maturing April 30, 2001 with simple annual interest at the rate of 10% per annum. The note is unsecured.

NOTE G EXCHANGE OF COMMON STOCK FOR SERVICES

On November 1, 2000 the Company issued 25,000 shares of its

common stock in exchange for consulting services valued at

$25,000, or $1.00 per share.

NOTE H RELATED PARTY TRANSACTIONS

Effective October 1, 2000 the Board of Directors approved as necessary and reimbursable the travel expenses of two of its stockholders actively engaged in development of the Company.

NOTE I RENTAL AND OFFICE SERVICES AGREEMENT

Effective October 1, 2000 the Board of Directors approved monthly payments of $300 for rental of office space and reimbursement for actual office expenses incurred on behalf of the Company.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None. Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the directors and executive officers of the Company, their ages, and all positions held with the Company.

<table>

<tc>
Name	Age	Positions
Giovanni Iachelli	53	President, Director
Alex Martyniak	36	Director
Piero Dante Guglielmi	35	Secretary

</table>

Mr. Giovanni Iachelli has been the President and Director of the Company since January 1st 2000. Mr. Iachelli is a civil engineer and has been involved in huge construction contracts in the Middle East and telecommunications both in Europe and North America. From 1998-1999, he was the Merger and Acquisition Manager, Italian Market for Primus Telecom Corp UK, in London. From 1995 to 1998, he was President of North American Telephone Company in Vancouver. Mr. Iachelli held the position of Development Manager for Italian Market for UGN, Inc. in Carlson, CA from 1990 to 1995. From 1980 to 1990, he was Vice President of Export & Marketing in the Food & Wine sector of EAGLE SAS. in Vancouver.

Mr. Martyniak attended the University of Mining and Metallurgy in Kracow, Poland, from 1984 until 1987. He attended the British Columbia Institute of Technology from 1992 until 1993. He received a diploma in International Business from Langara College in Vancouver, British Columbia in 1998. Between 1984 and 1990, he was involved in various businesses in Poland and Italy, including Fiat, Fenici Import Export Company and Stecaro. Between 1990 and the present he has been involved in various businesses in Vancouver, British Columbia, including Industry Canada and the Italian Chamber of Commerce, acting for the latter as Commercial Attache.

Mr. Guglielmi received training in international marketing from Simon Fraser University in Vancouver, British Columbia. Between 1989 and 1996, he was in charge of research and development corporate filing for North American Fire Guardian Technology, Inc. From 1996 until the present, he has been in charge of technical marketing and a director of North American Fire Guardian Technology, Inc.

Currently there are no agreements or understanding for any officer or director to resign at the request of another person and that none of the officers or directors are acting on behalf of or will act at the direction of any other person.

Item 10. Executive Compensation.

There has been no executive compensation in any form to date with the exception of the issuance of 25,000 shares to Giovanni Iachelli for services rendered to date. It is anticipated that the officers and directors will receive compensation as sales of equipment are completed, including salaries and stock compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

As of December 31, 2000, Giovanni Iachelli owned 25,000 shares of common stock, which was received as compensation for services performed to date. No other officer or member of the Board of Directors owns any securities or the right to acquire any securities of the Company. Further, as of December 31, 2000, management of the Company is not aware of any person or group who owns 5% or more of the securities of the Company. However, it is anticipated that from time to time the Company will issue shares of stock to management or directors for services rendered, although there are no specific agreements at this time.

CHANGES IN CONTROL

The Company has no arrangements which might result in a change in control of the Company. Company's management are expected to remain in their respective positions indefinitely. There are no agreements or understandings, verbal or written, in which any of the Company's management has or will agree to resign at the request of another person, nor are any of the officers or directors acting at the direction of another person. However, in the future the Company may consider strategic alliances with other companies that might provide additional products that would be sold by the Company.

Item 13. Exhibits and Reports on Form 8-K.

<table>

<tc>
Exhibit No.	Document	Location
3(i)	Articles of Incorporation	Incorporated by reference Filed 3/13/200 on Form 10SB12G
3(ii)	Bylaws	Incorporated by reference Filed 3/13/200 on Form 10SB12G

</table>

No reports have been filed on Form 8-K during the last quarter of the year ended December 31, 2000.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIME EQUIPMENT, INC.

___________________________________

President, Director

Date: ____________________________

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

___________________________________

President, Director

Date: ____________________________

___________________________________

Principal Financial Officer

Date:______________________________

___________________________________

Director

Date: ____________________________