Form 10QSB
period 2000-09-30
PRIME EQUIPMENT INC
filed 2001-05-03
CIK 1080725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2000

Commission file number 000-29937

Prime Equipment, Inc.

a Nevada corporation

8275 South Eastern, Suite #200

Las Vegas, NV 89123

(702) 990-8387

IRS Tax ID #: 88-0412653


PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

The information required by this Item is attached as Exhibit 99.15 hereto.

Item 2. Management's Discussion and Analysis:

The information required by this Item is attached as Exhibit 99.15 hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIME EQUIPMENT, INC.

(Registrant)

Date: May 2, 2001

By: /S/ PERRY GUGLIELMI

--------------------------------

Perry Guglielmi

Secretary and duly authorized officer