Form 10QSB
period 2001-03-31
PRIME EQUIPMENT INC
filed 2001-05-17
CIK 1080725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

MARCH 31, 2001

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

Date: May 10, 2001

By: /S/ PERRY GUGLIELMI

--------------------------------

Perry Guglielmi

Secretary and duly authorized officer