Form 10QSB
period 2001-06-30
PRIME EQUIPMENT INC
filed 2001-08-16
CIK 1080725

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[ x ]    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2001.

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File No.:    000-29937

PRIME EQUIPMENT, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0412653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Identification No.)

Suite 200 - 8275 South Eastern Avenue

Las Vegas, Nevada 89123

(Address of principal executive offices)

(702) 990-8387

(Issuer's telephone number)

Check whether the issuer"

(1)    filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2)    has been subject to such filing requirements for the past 90 days.        Yes    X        No    _____

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:    4,021,000 Shares common stock issued and outstanding as of June 30, 2001.

Transitional Small Business Disclosure Format (check one)    Yes _____    No      X

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

Included herewith are the unaudited financials statements for the period ended June 30, 2001, including:

    Balance Sheets

    Statements of Operations and Deficit

    Statement of Changes in Stockholders' Equity

    Statements of Cash Flows

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30, 2001 AND JUNE 30, 2000

TABLE OF CONTENTS

Page Number
INDEPENDENT ACCOUNTANT'S REPORT.....................................................	1
FINANCIAL STATEMENTS
Balance Sheets....................................................................................	2
Statement of Operations and Deficit
Accumulated During the Development Stage....................................	3
Statement of Changes in Stockholders' Equity......................................	4
Statements of Cash Flows...................................................................	5
Notes to Financial Statements.............................................................	6-7

David E. Coffey	3651 Lindell Road, Suite I, Las Vegas, NV 89103
Certified Public Accountant	Phone (702) 871-3979 FAX (702) 871-6769

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders

of Prime Equipment, Inc.

Las Vegas, Nevada

     I have reviewed the accompanying balance sheets of Prime Equipment, Inc. (a development stage company) as of June 30, 2001, and June 30, 2000, and the related statements of operations, cash flows, and changes in stockholders' equity for the years then ended, as well as the cumulative period from December 18, 1998 (date of inception) to June 30, 2001.    These statements are the responsibility of Prime Equipment, Inc.'s management.

     I conducted my audit in accordance with standards established by the Ameican Institute of Certified Public Accountants.  A review of interim information consists principally anilitical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substaintially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, no such opinion is expressed.

     Based on my review, I am not aware of any material modification that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles established by the

American Institute of Certified Public Accountants

David E. Coffey, C.P.A.

Las Vegas, Nevada

August 15, 2001

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	June 30,	June 30,
	2001	2000
ASSETS
Cash	$6,361	$4,041
Notes receivable	10,000	10,000
Interest receivable	1,816	1,017
Total Assets	150	0
	$18,327	$15,058
LIABILITIES & STOCKHOLDERS' EQUITY
Accounts payable	$43,977	$13,800
Note payable	25,000	25,000
Interest Payable	2,548	48
Note payable to stockholder	4,000	0
Interest payable to stockholder	42	0
Loans from stockholders	16,811	0
Total Liabilities	92,378	38,848
Stockholders' Equity
Common stock, authorized 500,000,000
shares at $.001 par value, issued and
outstanding 4,021,000 shares and
4,046,000 shares, respectively, after
giving effect to a 20:1 stock split effective
October 22, 1999	4,046	4,021
Preferred stock, authorized 100,000,000
shares at $.001 par value, none issued
or outstanding	0	0
Additional paid-in capital	46,304	21,329
Deficit accumulated during the
development stage	(124,401)	(49,140)
Total Stockholders' Equity	(74,051)	(23,790)
Total Liabilities and Stockholders' Equity	$18,327	$15,058
The accompanying notes are an integral part of these financial statements.
- 2 -

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING THE DEVELOPMENT STAGE

(With Cumulative Figures From Inception)

	Three months ended June 30,		Six months ended June 30,		From Inception,
	--------------------------------------		---------------------------------------------		Dec. 18, 1998, to
	2001	2000	2001	2000	June 30, 2001
Income	$200	$200	400	$400	$1,817
Expenses
Organizational expense	0	0	0	0	400
Consulting	0	25,000	0	25,000	73,650
Rent	1,350	0	2,250	0	3,745
Office expenses	1,864	0	3,529	0	4,478
Fees	105	0	230	0	1,117
Professional fees	10,107	0	13,970	0	31,930
Travel expenses	2,178	0	2,501	0	7,898
Meals and entertainment	292	0	292	0	292
Interest expense	785	48	1,410	48	2,708
Total expenses	16,681	25,048	24,182	25,048	126,218

Net income (loss)	(16,481)	(24,848)	(23,782)	(24,648)	$(124,401)
Retained earnings,
beginning of period	(107,920)	(24,292)	(100,619)	(24,492)
Deficit accumulated during
the development stage	$(124,401)	$(49,140)	$(124,401)	$(49,140)

Earnings ( loss ) per share
assuming dilution, after giving
effect to a 20 for 1 stock split
effective October 22, 1999
Net loss	$0.00	$(0.01)	$(0.01)	$(0.01)	$(0.03)
Weighted average shares
outstanding	4,046,000	4,021,000	4,046,000	4,021,000	3,825,806
The accompanying notes are an integral part of these financial statements.
		- 3 -

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FROM DECEMBER 18, 1998 (Date of Inception) TO JUNE 30, 2001

	Common Stock				Additional		Deficit accumul-		Total
	Shares		Amount		Paid-in		ated during the
					Capital		development
							stage
		$		$		$		$
Balance, December 18, 1998	----		----		----		----		----
Issuance of common stock for cash
December, 1998	100,000		100		0		0		100

Less net loss	0		0		0		(400)		(400)
Balance, December 31, 1998	100,000		100		0		(400)		(300)
Issuance of common stock for cash
March, 1999	100,000		100		9,900		0		10,000
Stock split 20 for 1
October 22, 1999	3,800,000		3,800		(3,800)		0		0
Issuance of common stock for cash
November, 1999	1,000		1		999		0		1,000
Issuance of common stock for cash
December, 1999	20,000		20		19,980		0		20,000
Less offering costs	0		0		(5,750)		0		(5,750)
Less net loss	0		0		0		(24,092)		(24,092)
Balance, December 31, 1999	4,021,000		4,021		21,329		(24,492)		858
Issuance of common stock for services	25,000		25		24,975		0		25,000
Net income (loss)	0		0		0		(76,127)		(76,127)
Balance, December 31, 2000	4,046,000		$4,046		$46,304		$(100,619)		$(50,269)
Less net loss	0		0		0		(23,782)		(23,782)
Balance, June 30, 2001	4,046,000		$4,046		$46,304		$(124,401)		$(74,051)
The accompanying notes are an integral part of these financial statements
			- 4 -

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(With Cumulative Figures From Inception)

	Three months ended June 30,		Six months ended June 30,		From Inception,
	------------------------------------		------------------------------------------		Dec. 18, 1998, to
	2001	2000	2001	2000	March 31, 2001
CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net income or (loss)	$(16,481)	$(24,848)	$(23,782)	$(24,648)	$(124,401)
Non-cash items included in net loss	0	0	0	0	0
Adjustments to reconcile net loss to
cash used by operating activity
Note receivable	0	0	0	0	(10,000)
Interest receivable	(200)	(200)	(400)	(400)	(1,816)
Deposits	(150)	0	(150)	0	(150)
Accounts payable increase	11,870	0	16,423	(16,000)	43,977
Loans from stockholders	3,051	0	5,374	0	16,811
NET CASH PROVIDED BY
OPERATING ACTIVITIES	(1,910)	(25,048)	(2,535)	(41,048)	(75,579)
CASH FLOWS USED BY
INVESTING ACTIVITIES	0	0			0
NET CASH USED BY
INVESTING ACTIVITIES	0	0	0	0	0
CASH FLOWS FROM FINANCING
ACTIVITIES
Note payable	0	25,000	0	25,000	25,000
Interest payable	625	48	1,250	48	2,548
Note payable to stockholder	4,000	0	4,000	0	4,000
Interest payable to stockholder	42	0	42	0	42
Sale of common stock	0	0	0	0	4,046
Paid-in capital	0	0	0	0	52,054
Less offering costs	0	0	0	0	(5,750)
NET CASH PROVIDED BY
FINANCING ACTIVITIES	4,667	25,048	5,292	25,048	81,940
NET INCREASE IN CASH	2,757	0	2,757	(16,000)	$6,361
CASH AT BEGINNING OF PERIOD	3,604	4,041	3,604	20,041
CASH AT END OF PERIOD	$6,361	$4,041	6,361	4,041
The accompanying notes are an integral part of these financial statements.
		- 5 -

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2001 AND JUNE 30, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated on December 18, 1998, under the laws of the State of Nevada.  The business purpose of the Company was then to start a chain of equipment rental services.

The Company will adopt accounting policies and procedures based upon the nature of future transactions.

NOTE B - SALE OF COMMON STOCK

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

NOTE C - NAME CHANGE AND INCREASE IN AUTHORIZED CAPITAL

On October 28, 1999, the Company changed its name from "Prime Equipment Corp." to "Prime Equipment, Inc." and increased its authorized capital stock to 74,000,000 shares of $.001 per share par value from 50,000,000 shares of $.001 per share par value.Of the 74,000,000 authorized shares, 50,000,000 are common stock and 24,000,000 are preferred stock.

On July 20, 2000, the Board of Directors approved a resolution to Increase the authorized number of common shares from 50,000,000 to 500,000,000 and increase the number of preferred shares from 24,000,000 to 100,000,000.

NOTE D - STOCK SPLIT

On October 22, 1999, the Company approved a twenty to one stock split. 3959: Prior to the stock split there were 200,000 shares of common stock outstanding and after the stock split there were 4,000,000 shares of common stock outstanding.

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2001 AND JUNE 30, 2000

(continued)

NOTE E - EARNINGS (LOSS) PER SHARE

Basic EPS is determined using net income divided by the weighted average shares outstanding during the period.  Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.Since the Company has no common shares that are potentially issuable, such as stock options, convertible securities or warrants, basic and diluted EPS are the same.

NOTE F - NOTE PAYABLE

On May 23, 2000, the Company received $25,000 cash and issued its Note maturing April 30, 2001 with simple annual interest at the rate of 10% per annum. The note is unsecured.

NOTE G - RELATED PARTY TRANSACTIONS

Stockholders have advanced funds without charges for interest to pay on-going expenses of the Company.  The total of such advances was $16,811 as of June 30, 2001.

On May 23, 2001 the Company borrowed $4000.00 fromone of its stockholders on an unsecured note, payable on demand, at an annual interest rate of 10% calculated semi-annually. The proceeds were used for working capital.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

The information required by this Item is included in Item 1 above.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIME EQUIPMENT, INC.

/s/ Giovanni Iachelli

Giovanni Iachelli

President and Duly Authorized Officer