Form 10QSB
period 2001-09-30
PRIME EQUIPMENT INC
filed 2001-11-21
CIK 1080725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2001

Commission file number 000-29937

Prime Equipment, Inc.

a Nevada corporation

8275 South Eastern, Suite #200

Las Vegas, NV 89123

(702) 990-8387

IRS Tax ID #: 88-0412653

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

UNAUDITED FINANCIAL STATEMENTS

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

TABLE OF CONTENTS

Page Number
INDEPENDENT ACCOUNTANT'S REPORT . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1
FINANCIAL STATEMENT
Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2
Statements of Operations and Deficit Accumulated During the Development Stage . . . . . . . . . . . . . . . . . . . . . . . .. .	3
Statement of Changes in Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . . .	4
Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5
Notes to the Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6-7

David E. Coffey	3651 Lindell Road, Suite I, Las Vegas, Nevada 89103
Certified Public Accountant	Phone (702) 871-3979

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders

of Prime Equipment, Inc.

Las Vegas, Nevada

    I have reviewed the accompanying balance sheets of Prime Equipment, Inc. (a development stage company) as of September 30, 2001 and September 30, 2000 and the related statements of operations, cash flows, and changes in stockholders' equity for the three and nine month periods then ended, as well as the cumulative period from December 18, 1998 (date of inception) to September 30, 2001.  These statements are the responsibility of Prime Equipment, Inc.'s management.

    I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim information consists principally of applying analytical procedures to financial date and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, no such opinion is expresses.

    Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principals established by the American Institute of Certified Public Accountants.

David E. Coffey

Las Vegas, Nevada

November 12, 2001

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	September 30, 2001	September 30, 2000
ASSETS
Cash	$ 4,755	$ 3,604
Notes receivable	10,000	10,000
Interest receivable	2,016	1,217
Deposits	150	0
Total Assets	$ 16,921	$ 14,821
LIABILITIES & STOCKHOLDERS' EQUITY	$ 16,921	$ 14,821

Accounts payable	$ 48,631	$ 17,118
Note payable	25,000	25,000
Interest payable	3,173	673
Notes payable to stockholders	46,505	0
Interest payable to stockholders	2,480	0
Loans from stockholders	5,288	1.500
Total Liabilities	131,077	44,291

Stockholders' Equity
Common stock, authorized 50,000,000
shares at $.001 par value, issued and
outstanding 4,046,000 shares and
4,021,000 shares, respectively, after
giving effect to a 20:1 stock split effective
October 22, 1999	4,046	4.021
Preferred stock, authorized 24,000,000
shares at $.001 par value, none issued
or outstanding	0	0
Additional paid-in capital	46,304	21,329
Deficit accumulated during the
development stage	(164,506)	(54,820)
Total Stockholders' Equity	114,156)	(29,470)
Total Liabilities and Stockholders' Equity	$ 16,921	$ 14,821

The accompanying notes are an integral part of these financial statements

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING THE DEVELOPMENT STAGE

(With Cumulative Figures From Inception)

	Three Months ended Sept. 30,		Nine Months ended Sept. 30.		From Inception Dec. 18, 1998 to Sept. 30, 2001
	2001	2000	2001	2000
Interest earned	$ 200	$ 200	$ 600	$ 600	$ 2,017

Expenses
Organizational expense	0	0	0	0	400
Consulting	0	0	0	25,000	73,650
Rent	1,206	0	3,486	0	4,981
Office expenses	1,311	0	6,027	0	6,976
Fees	25	437	505	437	1,392
Professional fees	5,493	4,818	27,913	4,818	48,874
Travel	396	0	17,872	0	23,268
Meals and entertainment	224	0	3,032	0	3,032
Interest expense	2,221	625	5,652	673	6,950
Total expenses	10,876	5,880	64,487	30,928	166,523

Net income (loss)	(10,676)	(5,680)	(63,887)	(30,328)	$ (164,506)

Retained earnings,
beginning of period	(153,830)	(49,140)	(100,618)	(24,492)
Deficit accumulated during
the development stage	$ (164,406)	$ (54,820)	$ (164,506)	$ (54,820)

Earnings (loss) per share
assuming dilution, after giving
effect to a 20 for 2 stock split
effective October 22, 1999
Net Loss	$ 0.00	$ 0.00	$ (0.02)	$ (0.01)	(0.04)
Weighted average shares outstanding	4,046,000	4,021,000	4,046,000	4,021,000	3,845,235

The accompanying notes are an integral part of these financial statements

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FROM DECEMBER 18, 1998, (Date of Inception) TO SEPTEMBER 30, 2001

	Common Stock		Additional	Deficit accumul-	Total
	Shares	Amount	Paid-in	ated during the de-
			Capital	velopment stage
Balance, December 18, 1998	$ --	$ --	$ --	$ --	$ --
Issuance of common stock for cash
December 31, 1998	100,000	100	0	0	100
Less net loss	0	0	0	(400)	(400)
Balance, December 31, 1998	100,000	100	0	(400)	(300)
Issuance of common stock for cash
March 25, 1999	100,000	100	9,900	0	10,000
Stock split 20 for 1
October 22, 1999	3,800,000	3,800	(3,800)	0	0
Issuance of common stock for cash
November 15, 1999	1,000	1	999	0	1,000
Issuance of common stock for cash
December 17, 1999	20,000	20	19,980	0	20,000
Less offering costs	0	0	(5,750)	0	(5750)
Less net loss	0	0	0	(24,902)	(24,092)
Balance, December 31, 1999	4,021,000	4,021	21,329	(24,492)	858
Issuance of common stock for services,
October 25, 2000	25,000	25	24,975	0	25,000
Net income (loss)	0	0	0	(76,127)	(76,127)
Balance, December 31, 2000	4,046,000	4,046	46,304	(100,619)	(50,269)
Less net loss	0	0	0	(63,887)	(63,887)
Balance, September 30, 2001	4,046,000	$ 4,046	$ 46,304	$ (164,506)	$ (114,156)

The accompanying notes are an integral part of these financial statements.

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS)

(With Cumulative Figures From Inception)

	Three Months ended Sept. 30,		Nine Months ended Sept. 30.		From Inception Dec. 18, 1998 to Sept. 30, 2001
	2001	2000	2001	2000
CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net income or (loss)	$ (10,676)	$ (5,680)	$ (63,887)	$ (30,328)	$ (164,506)
Non-cash items included in net loss	0	0	0	0	0
Adjustments to reconcile net loss to
cash by operating activity
Note receivable	0	0	0	0	(10,000)
Interest receivable	(200)	(200)	(600)	(600)	(2,016)
Deposits	0	0	(150)	0	(150)
Accounts payable	7,104	3,318	21,077	(12,682)	48,631
Loans from stockholders	620	1,500	(6,149)	1,500	5,288
NET CASH PROVIDED BY
OPERATING ACTIVITIES	(3,152)	(1,062)	(49,709)	(42,110)	(122,753)
CASH FLOWS USED BY
INVESTING ACTIVITIES	0	0			0
NET CASH USED BY
INVESTING ACTIVITIES	0	0	0	0	0
CASH FLOWS FROM FINANCING
ACTIVITIES
Note payable	0	0	0	25,000	25,000
Interest payable	625	625	1,875	673	3,173
Notes payable to stockholders	0	0	46,505	0	46,505
Interest payable to stockholders	921	0	4,480	0	2,480
Sale of common stock	0	0	0	0	4,046
Paid-in capital	0	0	0	0	52,054
Less offering costs	0	0	0	0	(5,750)
NET CASH PROVIDED BY
FINANCING ACTIVITIES	1,546	625	50,860	25,673	127,508
NET INCREASE IN CASH	(1,606)	(437)	1,515	(16,437)	$ 4,755
CASH AT BEGINNING OF PERIOD	6,361	4,041	3,604	20,042
CASH AT END OF PERIOD	$ 4,755	$ 3,604	$ 4,755	$ 3,604

The accompanying notes are an integral part of these financial statements.

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated on December 18, 1998, under the laws of the State of Nevada.  The business purpose of the Company was then to start a chain of equipment rental services.  In October of 2000, the Company modified its business purpose to that of selling telecommunications equipment and services.

The Company will adopt accounting policies and procedures based upon the nature of future transactions.

NOTE B    ISSUANCE OF COMMON STOCK

On December 31, 1998, the Company sold 100,000 shares of its common stock at $.001 per share for $100 initial working capital.

On March 25, 1999, the Company completed the sale of 100,000 shares of its common stock at $.10 per share for $10,000, 1,000 shares of its common stock at $1.00 per share for $1,000 on November 15, 1999, and 20,000 shares of its common stock at $1.00 for $20,000 on December 17, 1999.  The proceeds were used for working capital and to start a chain of equipment rental services.

On October 25, 2000 the Company issued 25,000 shares of its common stock at $1.00 per share for consulting services valued at $25,000.

All of the above shares were issued pursuant to an exemption from registration requirements under Section 4(2) of the Securities Act.

NOTE C    NAME CHANGE AND INCREASE IN AUTHORIZED CAPITAL

On October 28, 1999, the Company changed its name from "Prime Equipment Corp." to Prime Equipment, Inc." and increased its authorized capital stock to 74,000,000 shares of $.001 per share par value from 50,000,000 shares of $.001 per share par value.  Of the 74,000,000 authorized shares, 50,000,000 are common stock, and 24,000,000 are preferred stock.

On July 20, 2000, the Board of Directors approved an increase in the authorized number of common shares from 50,000,000 to 500,000,000 and an increase in the number of preferred shares from 25,000,000 to 100,000,000.  The increase did not become effective because proxy materials were not issued and shareholder approval was not obtained.

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

(continued)

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

NOTE F    NOTES PAYABLE

On May 23, 2000, the Company received $25,000 cash and issued its unsecured not maturing April 30, 2001 (now extended to April 30, 2002) with simple interest at the rate of 10% per annum.

NOTE G    LINES OF CREDIT AND NOTES PAYABLE TO STOCKHOLDERS

As of January 10, 2001 two stockholders extended lines of credit of $100,000 each to the Company.  All credit drawn by the Company is documented by Promissory Notes, unsecured, payable on demand, with interest at the rate of 8% per annum, compounded annually.  In the event of default by the Company the interest rate increases to 10%.

Total credit extended under the two $100,000 lines of credit as of September 30, 2001 was $26,405 and $20,100, respectively, for a total of $46,505.

NOTE H     RELATED PARTY TRANSACTIONS

Stockholders have loaned funds without charges for interest to pay on-going expenses of the Company.  The total of such advances was $5,288 as of September 30, 2001.

Item 2. Management's Discussion and Analysis:

The information required by this Item is included in Item 1 above.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIME EQUIPMENT, INC.

(Registrant)

Date: __________________

By:

--------------------------------

Perry Guglielmi

Secretary and duly authorized officer