Form 10QSB/A
period 2001-06-30
PRIME EQUIPMENT INC
filed 2001-12-27
CIK 1080725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDED FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

JUNE 30, 2001

Commission file number 000-29937

Prime Equipment, Inc.

a Nevada corporation

8275 South Eastern, Suite #200

Las Vegas, NV 89123

(702) 990-8387

IRS Tax ID #: 88-0412653

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

UNAUDITED FINANCIAL STATEMENTS

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

JUNE 30, 2001 AND JUNE 30, 2000

TABLE OF CONTENTS

Page Number
INDEPENDENT ACCOUNTANT'S REPORT . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1
FINANCIAL STATEMENT
Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2
Statements of Operations and Deficit Accumulated During the Development Stage . . . . . . . . . . . . . . . . . . . . . . . .. .	3
Statement of Changes in Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . . .	4
Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5
Notes to the Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6-8

David E. Coffey	3651 Lindell Road, Suite I, Las Vegas, Nevada 89103
Certified Public Accountant	Phone (702) 871-3979

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders

of Prime Equipment, Inc.

Las Vegas, Nevada

    I have reviewed the accompanying balance sheets of Prime Equipment, Inc. (a development stage company) as of June 30, 2001 and June 30, 2000 and the related statements of operations, cash flows, and changes in stockholders' equity for the three and six month periods then ended, as well as the cumulative period from December 18, 1998 (date of inception) to June 30, 2001.  These statements are the responsibility of Prime Equipment, Inc.'s management.

    I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, no such opinion is expressed.

    Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principals established by the American Institute of Certified Public Accountants.

David E. Coffey

Las Vegas, Nevada

November 14, 2001

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	June 30, 2001	June 30, 2000
ASSETS

Cash	$6,361	$4,041
Notes receivable	10,000	10,000
Interest receivable	1,816	1,017
Deposits	150	0
Total Assets	$18,327	$15,058
LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable	$41,527	$13,800
Note payable	25,000	25,000
Interest payable	2,548	48
Notes payable to stockholders	46,505	0
Interest payable to stockholders	1,559	0
Loans from stockholders	4,668	0
Total Liabilities	121,807	38,848

Stockholders' Equity
Common stock, authorized 50,000,000000 shares at $.001 par value, issued and outstanding 4,046,000 shares and 4,021,000 shares, respectively, after giving effect to a 20:1 stock split effective October 22, 1999	4,046	4,021
Preferred stock, authorized 24,000,000 shares at $.001 par value, none issued or outstanding	0	0
Additional paid-in capital	46,304	21,329
Deficit accumulated during the development stage	(153,830)	(49,140)
Total Stockholders' Equity	(103,480)	(23,790)

Total Liabilities and Stockholders' Equity	$18,327	$15,058

The accompanying notes are an integral part of these financial statements.

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING THE DEVELOPMENT STAGE

(With Cumulative Figures From Inception)

	Three months ended March 31,		Six months ended June 30,		From Inception,
	----------------------------				Dec. 18, 1998 to
	2001	2000	2001	2000	March 31, 2001
Interest earned	$200	$200	$400	$400	$1,817

Expenses
Organizational expense	0	0	0	0	400
Consulting	0	25,000	0	25,000	73,650
Rent	1,350	0	2,280	0	3,775
Office expenses	1,863	0	4,716	0	5,665
Fees	105	0	480	0	1,367
Professional fees	9,870	0	22,420	0	40,381
Travel	2,300	0	17,476	0	22,872
Meals and entertainment	738	0	2,808	0	2,808
Interest expense	1,880	48	3,431	48	4,729
Total Expenses	18,106	25,048	53,611	25,048	155,647

Net income (loss)	(17,906)	(28,848)	(53,211)	(24,648)	$(153,830)
Retained earnings, beginning of period	(135,924)	(24,292)	(100,619)	(100,619)
Deficit accumulated during the development stage	$(153,830)	$(49,140)	$(153,830)	$(49,140)

Earnings (loss) per share assuming dilution, after giving effect to a 20 for 1 stock split effective October 22, 1999
Net Loss	$0.00	$(0.01)	$(0.01)	$(0.01)	$(0.003)
Weighted average shares outstanding	4,046,000	4,021,000	4,046,000	4,021,000	3,825,806

    The accompanying notes are an integral part of these financial statements.

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM DECEMBER 18, 1998 (Date of Inception) TO

JUNE 30, 2001

	Common Stock				Additional		Deficit accumul-		Total
	Shares		Amount		Paid-in		ated during the de-
					Capital		velopment stage
Balance, December 18, 1998	---	$	---	$	---	$	---	$	---
Issuance of common stock for cash December, 1998	100,000		100		0		0		100
Less net loss	0		0		0		(400)		(400)
Balance, December 31, 1998	100,000		100		0		(400)		(300)
Issuance of common stock for cash March 25, 1999	100,000		100		9,900		0		10,000
Stock split 20 for 1 October 22, 1999	3,800,000		3,800		(3,800)		0		0
Issuance of common stock for cash November 15, 1999	1,000		1		999		0		1,000
Issuance of common stock for cash December 17, 1999	20,000		20		19,980		0		20,000
Less offering costs	0		0		(5,750)		0		(5,750)
Less net loss	0		0		0		(24,092)		(24,092)
Balance, December 31, 1999	4,021,000		4,021		21,329		(24,492)		858
Issuance of common stock for services, October 25, 2000	25,000		25		24,975		0		25,000
Net income (loss)	0		0		0		(76,127)		(76,127)
Balance, December 31, 2000	4,046,000		4,046		46,304		(100,619)		(50,269)
Less net loss	0		0		0		(53,211)		(53,211)
Balance, June 30, 2001	4,046,000		$4,046		$46,304		$(153,830)		$(103,480)

The accompanying notes are an integral part of these financial statements.

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(With Cumulative Figures From Inception)

	Three months ended March 31,		Six months ended June 30,		From Inception
	---------------------------------		-------------------------		Dec. 13, 1998 to
	2001	2000	2001	2000	Mar. 31, 2001
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income or (loss)	$(17,906)	$ (24,848)	$(53,211)	$(24,648)	$(153,830)
Non-cash items included in net loss	0	0		0	0
Adjustments to reconcile net loss to cash used by operating activity
Note receivable	0	0	0	0	(10,000)
Interest receivable	(200)	(200)	(400)	(400)	(1,816)
Deposits	(150)	0	(150)	0	(150)
Accounts payable	11,869	0	12,973	(16,000)	41,527
NET CASH PROVIDED BY OPERATING ACTIVITIES	(2,768)	(25,048)	(46,557)	(41,048)	(119,601)

CASH FLOWS USED BY INVESTING ACTIVITIES	0	0			0
NET CASH USED BY INVESTING ACTIVITIES	0	0	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable	0	25,000	0	25,000	25,000
Interest payable	625	48	1,250	48	2,548
Notes payable to stockholders	4,000	0	46,505	0	46,505
Interest payable to stockholders	900	0	1,559	0	1,559
Sale of common stock	0	0	0	0	4,046
Paid-in capital	0	0	0	0	52,054
Less offering costs	0	0	0	0	(5,750)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,525	25,048	49,314	25,048	125,962
NET INCREASE IN CASH	2,757	0	2,757	(16,000)	$6,361
CASH AT BEGINNING OF PERIOD	3,604	4,041	3,604	20,041
CASH AT END OF PERIOD	6,361	4,041	6,361	4,041

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

NOTE B    ISSUANCE OF COMMON STOCK

On December 31, 1998 the Company sold 100,000 shares of its common stock at $.001 per share for $100 initial working capital.

On March 25, 1999, the Company completed the sale of 100,000 shares of its common stock at $.10 per share of $10,000, 1,000 shares of its common stock at $1.00 per share for $1,000 on November 15, 1999, and 20,000 shares of its common stock at $1.00 for $20,000 on December 17, 1999.  The proceeds were used for working capital and to start a chain of equipment rental services.

On October 25, 2000 the Company issued 25,000 shares of its common stock at $1.00 per share for consulting services valued at $25,000.

All of the above shares were issued pursuant to an exemption from registration requirements under Section 4(2) of the Securities Act.

NOTE C    NAME CHANGE AND INCREASE IN AUTHORIZED CAPITAL

On October 28, 1999, the Company changes its name from "Prime Equipment Corp." to "Prime Equipment, Inc." and increased its authorized capital stock to 74,000,000 shares of $.001 per share par value from 50,000,000 shares of $.001 per share par value.  Of the 74,000,000 authorized shares, 50,000,000 are common stock and 24,000,000 are preferred stock.

On July 20, 2000, the Board of Directors approved a resolution to increase the authorized number of common shares from 50,000,000 to 500,000,000 and increase the number of preferred shares from 24,000,000 to 100,000,000.  The increase did not become effective,

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2001 AND JUNE 30, 2000

(continued)

NOTE C    NAME CHANGE AND INCREASE IN AUTHORIZED CAPITAL (continued)

however, because proxy materials were not issued and shareholder approval was not obtained.

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

NOTE F    NOTE PAYABLE

On May 23, 2000, the Company received $25,000 cash and issued its unsecured note maturing April 20, 2001 (now extended to April 30, 2001)  with simple interest at the rate of 10% per annum.

NOTE G    LINES OF CREDIT AND NOTES PAYABLE TO STOCKHOLDERS

As of January 10, 2001 two stockholders extended lines of credit of $100,000 each to the Company.   All credit drawn by the Company is documented by Promissory Notes, unsecured, payable on demand, unsecured, with interest at the rate of 8% per annum, compounded annually.  In the event of default by the Company, the interest rate increases to 10%.

Total credit extended under the two $100,000 lines of credit as of June 30, 2001 was $26,405 and $20,100, respectively, for a total of $46,505.

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2001 AND JUNE 30, 2000

(continued)

NOTE H    RELATED PARTY TRANSACTIONS

Stockholders have loaned funds without charges for interest to pay on-going expenses of the Company.  The total of such advances was $4,668 as of June 30, 2001.

Item 2. Management's Discussion and Analysis:

The Company plans to engage in the sale of telecommunications equipment. Additional funding through private placement will be necessary to enable the Company to lease a suitable office warehouse facility in Las Vegas and to enable the Company to complete its Web Page and to secure contracts with suppliers and users.

The Company plans on development of its web site sales by marketing through the use of mailers to potential customers, inviting them to visit the web site, learn about the Company's products, and purchase its products.  The Company expects to contract with independent sales persons to assist in its marketing and sales efforts.

Because the Company's products involve adapting the modems to meet the needs of individual customers, by switching chips in the modems that will be compatible with each customer's business, it expects to receive advance payments for larger orders.  The suppliers of the Company can produce between 250 and 2,500 modems per week, depending on the modem ordered.  The Company expects to be able to deliver specialized modems to customers within 10-15 days of the order placed and the deposit received.  Because of this arrangement, the Company does not need to make large capital outlays for inventory to supply orders.  The software that powers the Company's modems has been under testing for the past several months.  The results of the tests have allowed for the Company to undertake further licensing necessary to sell their equipment.

The Company intends to raise adequate funds from interested local parties to provide adequate working capital of up to $2,250,000 for the next 12 months. This will be used to develop Internet business, pay professionals and for advertising in the Yellow Pages and media and purchase the telecommunications equipment. With the exception of the testing of the software that controls the use of the Company's equipment, no further product research or development is considered necessary; no plant is required, but the Company expects to add employees over the next 12 months as orders are received.  The Company expects to begin the process of raising adequate funding as soon as its potential customers and consultants complete the testing of the software for its modems.

If the Company determines that the software it is testing for equipment (modems) that it intends to sell can not be modified for the North American market, Prime intends to seek out other similar equipment for possible distribution.  There is no assurance that other similar equipment can be located to substitute for the DATICO modem, but the Company believes that with its background in testing and developing markets for modems, it will be able to market such other equipment, even if such equipment is not equal or superior to the DATICO modem.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIME EQUIPMENT, INC.

(Registrant)

Date: December 17, 2001

By: /s/ Perry Guglielmi

Perry Guglielmi

Secretary and duly authorized officer