Form 10QSB/A
period 2001-03-31
PRIME EQUIPMENT INC
filed 2001-12-28
CIK 1080725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDED FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

MARCH 31, 2001

Commission file number 000-29937

Prime Equipment, Inc.

a Nevada corporation

8275 South Eastern, Suite #200

Las Vegas, NV 89123

(702) 990-8387

IRS Tax ID #: 88-0412653

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

UNAUDITED FINANCIAL STATEMENTS

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

MARCH 31, 2001 AND MARCH 31, 2000

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

Las Vegas, Nevada

    I have reviewed the accompanying balance sheets of Prime Equipment, Inc. (a development stage company) as of March 31, 2001 and March 31, 2000 and the related statements of operations, cash flows, and changes in stockholders' equity for the three periods then ended, as well as the cumulative period from December 18, 1998 (date of inception) to March 31, 2001.  These statements are the responsibility of Prime Equipment, Inc.'s management.

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

David E. Coffey

Las Vegas, Nevada

November 14, 2001

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	March 31, 2001	March 31, 2000
ASSETS

Cash	$3,604	$4,041
Notes receivable	10,000	10,000
Interest receivable	1,617	817
Total Assets	$15,221	$14,858
LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable	$29,658	$13,800
Note payable	25,000	0
Interest payable	1,923	0
Notes payable to stockholders	42,505	0
Interest payable to stockholders	659	0
Loans from stockholders	1,050	0
Total Liabilities	100,795	13,800

Stockholders' Equity
Common stock, authorized 50,000,000000 shares at $.001 par value, issued and outstanding 4,046,000 shares and 4,021,000 shares, respectively, after giving effect to a 20:1 stock split effective October 22, 1999	4,046	4,021
Preferred stock, authorized 24,000,000 shares at $.001 shares at $.001 par value, none issued or outstanding	0	0
Additional paid-in capital	46,304	21,329
Deficit accumulated during the development stage	(135,924)	(24,292)
Total Stockholders' Equity	(85,574)	1,058

Total Liabilities and Stockholders' Equity	$15,221	$14,858

The accompanying notes are an integral part of these financial statements.

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING THE DEVELOPMENT STAGE

(With Cumulative Figures From Inception)

	Three months ended March 31,		From Inception,
	-----------------------------------------------------		Dec. 18, 1998 to
	2001	2000	March 31, 2001
Interest earned	$200	$200	$1,617

Expenses
Organizational expense	0	0	400
Consulting	0	0	73,650
Rent	930	0	2,425
Office expenses	2,853	0	3,802
Fees	375	0	1,262
Professional fees	12,551	0	30,511
Travel	15,175	0	20,572
Meals and entertainment	2,070	0	2,070
Meals and entertainment	2,070	0	2,070
Interest expense	1,551	0	2,849
Total Expenses	35,505	0	137,541

Net income (loss)	(35,305)	200	$(135,924)
Retained earnings, beginning of period	(100,619)	(24,492)
Deficit accumulated during the development stage	$(135,924)	$(24,292)

Earnings (loss) per share assuming dilution, after giving effect to a 20 for 1 stock split effective October 22, 1999
Net Loss	$(0.001)	$0.00	$(0.004)
Weighted average shares outstanding	4,046,000	4,021,000	3,802,214

    The accompanying notes are an integral part of these financial statements.

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM DECEMBER 18, 1998 (Date of Inception) TO

MARCH 31, 2001

	Common Stock				Additional		Deficit accumul-		Total
	Shares		Amount		Paid-in		ated during the de-
					Capital		velopment stage
Balance, December 18, 1998	---	$	---	$	---	$	---	$	---
Issuance of common stock for cash December, 1998	100,000		100		0		0		100
Less net loss	0		0		0		(400)		(400)
Balance, December 31, 1998	100,000		100		0		(400)		(300)
Issuance of common stock for cash March, 1999	100,000		100		9,900		0		10,000
Stock split 20 for 1 October 22, 1999	3,800,000		3,800		(3,800)		0		0
Issuance of common stock for cash November, 1999	1,000		1		999		0		1,000
Issuance of common stock for cash December, 1999	20,000		20		19,980		0		20,000
Less offering costs	0		0		(5,750)		0		(5,750)
Less net loss	0		0		0		(24,092)		(24,092)
Balance, December 31, 1999	4,021,000		4,021		21,329		(24,492)		858
Issuance of common stock for services, November, 2000	25,000		25		24,975		0		25,000
Net income (loss)	0		0		0		(76,127)		(76,127)
Balance, December 31, 2000	4,046,000		4,046		46,304		(100,619)		(50,269)
Less net loss	0		0		0		(35,305)		(35,305)
Balance, March 31, 2001	4,046,000		$4,046		$46,304		$(135,924)		$(85,574)

The accompanying notes are an integral part of these financial statements.

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(With Cumulative Figures From Inception)

	Three months ended March 31,		From Inception
	-----------------------------------------------		Dec. 13, 1998 to
	2001	2000	Mar. 31, 2001
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income or (loss)	(35,305)	200	$(135,924)
Non-cash items included in net loss	0	0	0
Adjustments to reconcile net loss to cash used by operating used by operating activity
Note receivable	0	0	(10,000)
Interest receivable	(200)	(200)	(1,616)
Accounts payable	2,103	(16,000)	29,658
Loans from stockholders	(10,387)	0	1,049
NET CASH PROVIDED BY OPERATING ACTIVITIES	(43,789)	(16,000)	(116,833)

CASH FLOWS USED BY INVESTING ACTIVITIES	0	0	0
NET CASH USED BY INVESTING ACTIVITIES	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable	0	0	25,000
Interest payable	625	0	1,923
Notes payable to stockholders	42,505	0	42,505
Interest payable to stockholders	659	0	659
Sale of common stock	0	0	4,046
Paid-in capital	0	0	52,054
Less offering costs	0	0	(5,750)
NET CASH PROVIDED BY FINANCING ACTIVITIES	43,789	0	120,437
NET INCREASE IN CASH	0	(16,000)	$3,604
CASH AT BEGINNING OF PERIOD	3,604	20,041
CASH AT END OF PERIOD	3,604	4,041

The accompanying notes are an integral part of these financial statements.

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2001 AND MARCH 31, 2000

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

NOTE B    SALE OF COMMON STOCK

In March of 1999, the Company completed the sale of 100,000 shares of its common stock at $.10 per share of $10,000, 1000 shares of its common stock at $1.00 per share in November of 1999 and 20,000 shares of its common stock at $1.00 in December of 1999.

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

On July 20, 2000, the Board of Directors approved a resolution to increase the authorized number of common shares from 50,000,000 to 500,000,000 and increase the number of preferred shares from 24,000,000 to 100,000,000.  The increase did not become effective, however, because proxy materials were not filed and shareholder approval was no obtained.

NOTE D    STOCK SPLIT

On October 22, 1999, the Company approved a twenty to one stock split.  Prior to the stock split there were 200,000 shares of common stock outstanding and after the stock split there were 4,000,000 shares of common stock outstanding.

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2001 AND MARCH 31, 2000

(continued)

NOTE E    EARNINGS (LOSS) PER SHARE

Basic EPS is determined using net income divided by the weighted average shares outstanding during the period.  Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive common shares were issued.  Since the Company has no common shares that are potentially issuable, such as stock options, convertible securities or warrants, basic and diluted EPS are the same.

NOTE F    NOTE PAYABLE

On May 23, 2000, the Company received $25,000 cash and issued its Note maturing April 20, 2001 with simple annual interest at the rate of 10% per annum.  The note is unsecured.

NOTE G    LINES OF CREDIT AND NOTES PAYABLE TO STOCKHOLDERS

As of January 10, 2001 two stockholders extended lines of credit of $100,000 each to the Company.   All credit drawn by the Company is documented by Promissory Notes, payable on demand, unsecured, with interest at the rate of 8% per annum, compounded annually.  In the event of default by the Company, the interest increases to 10%.

As of the same date the Board of Directors approved reimbursement to the two stockholders for expenses previously incurred on behalf of the Company for travel and other expenses.

total credit extended under the two $100,000 lines of credit as of March 31, 2001 was $26,405 and $16,100, respectively, for a total of $42,505.

NOTE H    RELATED PARTY TRANSACTIONS

Stockholders have loaned funds without interest charges to pay on-going expenses of the Company.  The total of such advances was $1,050 as of March 31, 2001.

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