Form 10KSB
period 2001-12-31
PRIME EQUIPMENT INC
filed 2002-03-29
CIK 1080725

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

Date of Report: December 31, 2001

Commission file number 000-29937

Prime Equipment, Inc.

a Nevada corporation

Suite 200 - 8275 South Eastern Avenue,

Las Vegas, NV 89123

(702) 990 8387

IRS Tax ID #: 88-0412653

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

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

There have been no revenues for fiscal year ended December 31, 2001.

Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold, as of December 31, 2001, was $4,046,000. The Company's common stock is not currently traded on any market.

As of December 31, 2001, there were 4,046,000 shares issued and outstanding of the Company's Common Stock.

PART I.

Item 1. Description of Business.

General

Prime Equipment, Inc. (the "Company") is a Nevada company formed under the laws of the State of Nevada on December 18, 1998, originally to engage in the construction equipment and telecommunication equipment rental & sales business. Since its inception, the company has been establishing itself in the industry. The Company has sold equity shares to raise capital, planned and arranged for management, and has commenced corporate strategic planning regarding potential viable operations. The Company currently operates out of Suite 200-8275 South Eastern Avenue Las Vegas NV 89123. The Company is a development stage company, which does not currently have supply contracts and, therefore, does not have revenues from operations for the last two fiscal years.

Business of Issuer

The Company is engaged in the import and distribution of telecommunications equipment. It has signed a contract with DATICO S.P.A. (www.datico.it) of Italy for the exclusive right to import and distribute their manufactured telecommunications equipment to Internet Service Providers and end users in the North America. DATICO has extended the terms of the exclusive agreement to allow additional time for completion of the tests on the software for the Company's products. DATICO has provided that the minimum sales requirements will begin as soon as the software testing is complete, and the modem is approved for sale in North America.

The first product is a high-speed modem for DSL Internet connection, which allows the subscriber to surf at a speed of 1.5Mb to 4Mb. The Company is also looking at equipment for wireless Internet, which would fill a market need in remote areas were DSL is not available.

With the implementation of broadband (fiber-optics) more and more services will be available on the Internet. Looking to the future of the company, it is clear that the market will be the telecommunications equipment, to be utilized by end-users, carriers, ISP, TV and cable companies. High-speed ADSL modems will be in greater demand, as the speed will be crucial in determining future use. The Company will benefit from our association with DATICO Spa whom, as a distributor for NOKIA products, as well as manufacturing their own modems, can also use the latest technology from NOKIA to be implemented into their equipment.

The focus will be to use DATICO's know-how to install into office buildings, hotels, banks, etc., an integrated private network to provide broad-band connection to all tenants, with substantial savings over having to supply them individually (Appendix II).

Another product the Company is considering is Voice Over IP Telephone Sets that will change the way phones are used in the near future. Contacts have be made with Circa Telecom (www.circa.ca) for distribution in Italy of Circa's telephone sets through DATICO. Prime will be the exporter of this product to Italy.

Management continues to search for new equipment to be added to its current product list, which we believe will increase yearly.

The Company's products will be marketed over the Internet, through its web site www.primeequipmentinc.com. Management of the Company believes that there is a high demand for these types of products due to rapid increase demand for high-speed Internet service and specifically DSL connection.

The Company leases suitable office space in Las Vegas, Nevada to sell the products over the Internet. A copy of the lease has been previously filed with the Company's registration statement on Form 10SB. The lease runs on a month-to-month basis until cancelled by Prime.

The Company has entered into a letter of intent to aquire one hundred percent (100%) of the stock of IP Teleservices Inc. (IP). IP is a Canadian telecom company poised to be the leader in "softswitch" VoIP implementation on a global scale. IP hopes to generate significant traffic volume from the retail, wholesale and franchising opportunities around the world. At the same time, IP hopes to improve its overall margin as its network grows with its latest integrated software technology.

The objective of IP is to build a Global Voice Services Backbone Network with connectivity to VoIP Gateways and Call Management Data Centers (CMDC) around the world. The locations of the three regional CMDCs expect to be situated in Hong Kong, Vancouver, B.C. and Milan, Italy. Through Hong Kong's CMDC and its interconnection with other major cities in Asia, IP hopes to compete on Asia inbound traffic generated from other regions; especially traffic to be terminated in China. The CMDC in Milan will interconnect at least ten major cities within Italy and other major cities in Germany, Britain, Spain and France. The completion of Milan's CMDC will immediately provide Italy outbound traffic to be terminated in Asia and North America. It will also reduce IP's termination cost in Europe.

Prime hopes to complete the acquisition sometime in April 2002.

Marketing

The Company intends to rely on the Internet, trade shows to implement the Company's marketing objectives. The company also intends to utilize traditional distribution channels in each State, direct e-mail and Internet Service Providers to expand its contacts and client base. The Company has established a website at www.primeequipmentinc.com.

The Company does not anticipate being dependent on one or a few major customers. The Company intends to supply DSL and telecom equipment through the use of a web site. Also, management of the Company expects that the posting of the web page on various search engines on the Internet will attract end user customers. However, there is no guarantee that the Company's web site will promote the growth of the Company. As of the date of this submission, the Company's President, Piero Dante Guglielmi works part-time for the Company, with the support of the secretary and director Alex Martyiank.

Other than development of its website, the Company has no intellectual property rights.

Item 2. Description of Property.

The Company's principal executive and administrative offices are located in Nevada at Suite 200-8275 South Eastern Avenue, Las Vegas, Nevada, 89123, in which it shares leased premises under a month-to-month agreement with an executive office center. The Company intends to stay at this premise until it gets economically viable or until the Company has made other plans or found suitable space. The Company rents on a per month basis a shared office for economic reasons until the Company has adequate financing to develop its business. A copy of the lease is attached as an Exhibit. The Company considers its executive and administrative offices to be adequate and suitable for its current needs. The Company does not own or lease any other real estate.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The Company has no public trading market for its common stock. Although the Company intends to seek a quotation for its common shares on the Over-the-Counter Bulletin Board in the future, there is no assurance the Company will do so, nor is there any assurance that should the Company succeed in obtaining a listing for its securities on the OTC Bulletin Board or on some other exchange that a trading market for the Company's stock will develop. There are no options, warrants to purchase, or securities convertible into common equity of the Company outstanding. The Company has not agreed to register any shares of its common stock for any shareholder. There are presently 4,021,000 shares of common stock that were issued as follows: 100,000 shares of common stock for cash subject to Rule 144 in December 1998; 100,000 issued pursuant to Regulation D, Rule 504 on March 1999. On October 22, 1999, all of the existing shareholders surrendered their stock and the Company issued 4,000,000 shares of common stock to those shareholders, pursuant to a 20 for 1 forward split. No additional stock was sold at that time. On November 14, 1999, 1,000 shares of restricted common stock was issued, and in December 17, 1999 20,000 shares on restricted common stock was issued, both pursuant to a Rule 504 private placements. The Company issued 25,000 shares of restricted common stock to Giovanni Iachelli on November 1, 2000, for services rendered.

Stockholders

There are 51 shareholders of record for the Company's common stock.

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

The Company intends to raise funds from interested local parties to provide adequate working capital of up to $2,250,000 for the next 12 months. This will be used to develop Internet business, pay professionals and for advertising in the Yellow Pages and media and purchase the telecommunications equipment. No further product research or development is considered necessary; no plant is required, but the Company expects to add employees over the next 12 months as additional orders increase. The Company expects to begin the process of raising adequate funding as soon as its potential customers and consultants complete the testing of the software for its modems.

If the Company determines that the software it is testing for equipment (modems) that it intends to sell cannot be modified for the North American market, Prime intends to seek out other similar equipment for possible distribution. There is no assurance that other similar equipment can be located to substitute for the DATICO modem, but the Company believes that with its background in testing and developing markets for modems, it will be able to market such other equipment, even if such equipment is not equal or superior to the DATICO modem.

The Company has entered into a letter of intent to aquire one hundred percent (100%) of the stock of IP Teleservices Inc. (IP). IP is a telecom company in Canada poised to be the leader in "softswitch" VoIP implementation on a global scale. IP hopes to generate significant traffic volume from the retail, wholesale and franchising opportunities around the world. At the same time, IP hopes to improve its overall margin as its network grows with its latest integrated software technology.

IP was started by a team of experienced telecom marketers and software developers. Their objective is to build and develop a Global Voice Services Backbone Network that connects to VoIP Gateways and Call Management Data Centers spanning the globe. It has already successfully built a software based VoIP application platform that enables VoIP over the Internet and/or Intranet for Long Distance Telephone service and Calling Card businesses. This platform can be deployed inexpensively, quickly and most importantly, globally.

IP Teleservices Inc. has been making acquisitions and establishing partnerships with strategic local telecom companies. Through these acquisitions, IPT has placed itself in a position to provide a global VoIP Network that will link their presence in North America to Asia as well as Europe. This in turn opens many doors for the company to develop more lucrative business opportunities in the retail, wholesale and franchising sectors.

Management is in the final stages of negotiation of the terms of the acquisition. While it is possible that the business combination will not be finalized, Prime expects to complete the acquisition by the end of April 2002. IP financial information is not included in this filing.

Revenue

The Company has not received revenues from operations during the two-year period preceding the filing of this form. The Company has not yet achieved any revenue from operations to date. Since the Company is still in the development stage, its expenses were nominal.

Liquidity

The Company will have to raise additional capital in the next twelve months. As of December 31, 2001, the Company had nominal working capital and results. In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon loans from management, proceeds from the sale of the Company's common and/or preferred stock through one or more private placements and future cash flow from operations. Since the Company is in its development stage and has not entered into any contracts or otherwise engaged in any activity that would generate revenue at this time, the Company does not currently have the revenue necessary to fund future operations of the Company. The Company has received a letter of intent to purchase the Company's products in the near future. That potential customer has completed its testing of the product and its software, and has indicated its willingness to purchase the Company's product. A copy of the customer's letter has been previously filed as an Exhibit to the Company's registration statement on Form 10SB. The Company has received a line of credit from its former President Giovanni Iachelli for $100,000, and from an outside investor, as detailed in the Company's financial statements included herewith, for $100,000 to assist the Company if cash flow from sales is insufficient to meet costs. Copies of the agreements providing for the lines of credit was attached as an Exhibit to the Company's previously filed registration statement on Form 10SB. If the Company is unable to obtain adequate funds from loans, the sale of its stock in public offerings, private placements, or alternative financing arrangements, it may be necessary to postpone the planned business of the Company or the Company's ability to obtain Letters of Credit. The Company, under such circumstances, would resort to using cash flow for internal growth.

The Company has issued shares of its Common Stock from time to time in the past to satisfy certain obligations and expects in the future to also acquire certain services and satisfy indebtedness utilizing authorized shares of the capital stock of the Company. If operations and cash flow can be improved through these efforts, management believes that the Company's liquidity problems will be resolved and that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations.

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

Item 7. Financial Statements.

Following are the audited financial statements of the Company for the year ended December 31, 2001.

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND DECEMBER 31, 2000

TABLE OF CONTENTS

                                                    Page Number

INDEPENDENT ACCOUNTANT'S REPORT                                                                     1

FINANCIAL STATEMENT

            Balance Sheets                                                                                                             2

            Statements of Operations and Deficit

                Accumulated During the Development Stage                                                         3

Statement of Changes in Stockholders' Equity                                                             4

            Statements of Cash Flows                                                                                             5

            Notes to the Financial Statements                                                                                 6-7

David E. Coffey	3651 Lindell Road, Suite I, Las Vegas, Nevada 89103
Certified Public Accountant

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders

Of Prime Equipment, Inc.

Las Vegas, Nevada

I have audited the accompanying balance sheets of Prime Equipment, Inc. (a development stage company) as of December 31, 2001, and December 31, 2000, and the related statements of operations, cash flows, and changes in stockholders' equity for the years then ended, as well as the cumulative period from December 18, 1998 (date of inception) to December 31, 2001. These statements are the responsibility of Prime Equipment, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Prime Equipment, Inc. as of December 31, 2001, and December 31, 2000, and the results of operations, cash flows, and changes in stockholders' equity for the years then ended, as well as the cumulative period from December 18, 1998 in conformity with generally accepted accounting principles.

David E. Coffey, C.P.A.

Las Vegas, Nevada

February 4, 2002

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31, 2001	December 31, 2000
ASSETS

Cash	$4,115	$3,604
Notes Receivable	0	10,000
Interest receivable	0	1,406
Deposits	150	0

Total Assets	$4265	$15020

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts Payable	$43278	$27554
Note payable	25000	25000
Interest payable	3798	1298
Notes payable to stockholders	46505	0
Interest payable to stockholders	3411	0
Loans from stockholders	5288	11437

Total Liabilities	127280	65289

Stockholders' Equity
Common stock, authorized 50,000,000 shares at $.001 par value, issued and outstanding 4,046,000 shares, after giving effect to a 20:1 stock split effective October 22, 1999	4046	4046
Preferred stock, authorized 24,000,000 Shares at $.001 par value, none issued or outstanding	0	0
Additional paid-in capital
	46304	46304
Deficit accumulated during the

Development stage
	(173365)	(100619)

Total Stockholders' Equity	(123015)	(50269)
Total Liabilities and Stockholders' Equity	$4265	$15020

The accompanying notes are an integral part of

these financial statements.

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING THE DEVELOPMENT STAGE

(With Cumulative Figures From Inception)

	Three months ended Dec. 31,		Year ended December 31,		From Inception, Dec. 18, 1998, to Dec. 31, 2001
	2001	2000	2001	2000
Interest earned	$0	$200	$600	$800	$2017

Expenses
Organizational expense	0	0	0	0	400
Consulting	0	25000	0	50000	73650
Rent	1350	1495	4836	1495	6331
Office expenses	433	890	6460	890	7409
Fees	150	450	655	887	4542
Professional fees	4556	12141	32469	16960	50430
Travel	0	5397	17872	5397	23268
Meals and entertainment	0	0	3092	0	3032
Interest expense	2370	625	8022	1298	9320

Total expenses	8859	45998	73346	76927	175382

Net income (loss)	(8859)	(45798)	(72746)	(76127)	$173365)

Retained earnings, beginning of period	(164506)	(54821)	(100619)	(24492)

Deficit accumulated during
the development stage	$(173365)	$(100619)	$(173365)	$(100619)

Earnings (loss) per share
assuming dilution, after giving
Effect to a 20 for 1 stock split
Effective October 22, 1999
Net loss	$0.00	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Weighted average shares outstanding	4046000	4037667	4046000	4025170	3861514

The accompanying notes are an integral part of

these financial statements.

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY\

FROM DECEMBER 18, 1998, (Date of Inception) TO DECEMBER 31, 2001

	Common Stock				Additional Paid-in Capital		Deficit accumul-ated during the development stage		Total
	Shares		Amount
Balance, December 18, 1998	---	$	---	$	---	$	---	$	---

Issuance of common stock for cash
December 31, 1998	100,000		100		0		0		100

Less net loss	0		0		0		(400)		(400)

Balance, December 31, 1998	100,000		100		0		(400)		(300)

Issuance of common stock for cash
March 25, 1999	100,000		100		9,900		0		10,000

Stock split 20 for 1
October 22, 1999	3,800,000		3,800		(3,800)		0		0

Issuance of common stock for cash
November 15, 19999	1,000		1		999		0		1,000

Issuance of common stock for cash
December 17, 1999	20,000		20		19,980		0		20,000

Less offering costs	0		0		(5,750)		0		(5,750)

Less net loss	0		0		0		(24,092)		(24,092)

Balance, December 31, 1999	4,021,000		4,021		21,329		(24,492)		858

Issuance of common stock for services, October 25, 2000	25,000		25		24,975		0		25,000

Net income (loss)	0		0		0		(76,127)		(76,127)

Balance, December 31, 2000	4,046,000		4,046		46,304		(100,619)		(50,269)

Less net loss	0		0		0		(76,746)		(72,746)

Balance, December 31, 2001	4,046,000		$4,046		$46,304		$(173,365)		$(123,015)

The accompanying notes are an integral part of these financial statements

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(With Cumulative Figures From Inception)

	Three months ended Dec. 31			Year ended December 31				From Inception, Dec. 18, 1998, to Dec. 31, 2001
	2001	2000		2001		2000
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Income or (loss)	$(8,859)	$(46,799)	$		$		$

Non-cash Items included in net loss	0	25,000
Services purchased with stock issue
Adjustments to reconcile net loss to
cash used by operating activity
Note receivable	10,000	0		10,000		0		0
Interest receivable	2,016	(200)		1,416		(800)		0
Deposits	0	0		(150)		0		(150)
Accounts payable	(5,352)	10,437		15,725		(2,246)		43,279
Loans from stockholders	0	9,937		(6,149)		11,437		5,288

NET CASH PROVIDED BY OPERATING ACTIVITIES	(2,196)	(625)		(51,904)		(42,735)		(99,948)
CASH FLOWS USED BY INVESTING ACTIVITIES	0	0						0

NET CASH USED BY INVESTING ACTIVITIES	0	0		0		0		0

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable	0	0		0		25,000		25,000
Interest payable	625	625		2,500		1,298		3,798
Notes payable to stockholders	0	0		46,505		0		46,505
Interest payable to stockholders	930	0		3,410		0		3,410
Sale of common stock	0	0		0		0		4,021
Paid-in capital	0	0		0		0		27,079
Less offering costs	0	0		0		0		(5,750)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,555	625		52,415		26,298		104,063

NET INCREASE IN CASH	(640)	0		511		(16,437)		$4,115

CASH AT BEGINNING OF PERIOD	4,755	3,604		3,604		20,041

CASH AT END OF PERIOD	$4,115	3,604		4,115		3,604

SUPPLEMENTAL INFORMATION: Common stock and paid-in capital also include $25 and $25,975, respectively, for stock issued for services.

The accompanying notes are an integral part of these financial statements.

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND DECEMBER 31, 2000

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

On March 25, 1999, the Company completed the sale of 100,000 shares of its common stock at $.10 per share for $10,000, 1,000 shares of its common stock at $1.00 per share for $1,000 on November 15, 1999 and 20,000 shares of its common stock at $1.00 for $20,000 on December 17, 1999. The proceeds were used for working capital and to start a chain of equipment rental services.

On October 25, 2000 the Company issued 25,000 shares of its common stock at $1.00 per share for consulting services valued at $25,000.

All of the above shares were issued pursuant to an exemption from registration requirements under Section 4(2) of the Securities Act.

NOTE C NAME CHANGE AND INCREASE IN AUTHORIZED CAPITAL

On October 28, 1999, the Company changed its name from "Prime Equipment Corp." to "Prime Equipment, Inc." and increased its authorized capital stock to 74,000,000 shares of $.001 per share par value from 50,000,000 shares of $.001 per share par value. Of the 74,000,000 authorized shares, 50,000,000 are common stock and 24,000,000 ar preferred stock.

On July 20, 2000, the Board of Directors approved in increase in the authorized number of common shares from 50,000,000 to 500,000,000 and an increase in the number of preferred shares from 24,000,000 to 100,000,000. The increase did not become effective because proxy materials were not issued and shareholder approval was not obtained.

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND DECEMBER 31, 2000

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

NOTE F NOTES PAYABLE

On May 23, 2000, the company received $25,000 cash and issued its unsecured note maturing April 30, 2001 (now extended to April 30, 2002) with simple interest at the rate of 10% per annum.

NOTE G LINES OF CREDIT AND NOTES PAYABLE TO STOCKHOLDERS

As of January 10, 2001 two stockholders extended lines of credit of $100,000 each to the company. All credit drawn by the Company is documented by Promissory Notes, unsecured, payable on demand, with interest at the rate of 8% per annum, compounded annuall. In the event of default by the Company the interest rate increases to 10%.

Total credit extended under the two $10,000 lines of credit as of December 31, 2001 was $26,405 and $20,100, respectively, for a total of $46,505.

NOTE H RELATED PARTY TRANSACTIONS.

Stockholders have loaned funds without charges for interest to pay on-going expenses of the Cmpany. The total of such advances was $5,288 as of December 31, 2001.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None. Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the directors and executive officers of the Company, their ages, and all positions held with the Company.

Name	Age	Positions

Alex Martyniak	37	Director
Piero Dante Guglielmi	36	President and Director

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

Item 10. Executive Compensation.

There has been no executive compensation in any form to date with the exception of the issuance of 25,000 shares to Giovanni Iachelli, the former President of the Company, for services rendered. It is anticipated that the officers and directors will receive compensation as sales of equipment are completed, including salaries and stock compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Ss of December 31, 2001, management of the Company is not aware of any person or group who owns 5% or more of the securities of the Company. However, it is anticipated that from time to time the Company will issue shares of stock to management or directors for services rendered, although there are no specific agreements at this time. As of December 31, 2001, the Company's former President owned 25,000 shares of stock, constituting less than 1% of the issued and outstanding shares.

CHANGES IN CONTROL

The Company has no arrangements, which might result in a change in control of the Company. Company's management is expected to remain in their respective positions indefinitely. There are no agreements or understandings, verbal or written, in which any of the Company's management has or will agree to resign at the request of another person, nor are any of the officers or directors acting at the direction of another person. However, in the future the Company may consider strategic alliances with other companies that might provide additional products that would be sold by the Company.

Item 13. Exhibits and Reports on Form 8-K.

Exhibit No.	Document	Location
3(i)	Articles of Incorporation	Incorporated by reference Filed 3/13/200 on Form 10SB12G
3(ii)	Bylaws	Incorporated by reference Filed 3/13/200 on Form 10SB12G

No reports have been filed on Form 8-K during the last quarter of the year ended December 31, 2001.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIME EQUIPMENT, INC.

/s/ Perry Guglielmi

President, Director

Date: March 29, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Perry Guglielmi

President, Director

Date: March 29, 2002

/s/ Perry Guglielmi

Principal Financial Officer

Date:  March 29, 2002

/s/ Perry Guglielmi

Director

Date: March 29, 2002