Form 10QSB
period 2002-03-31
PRIME EQUIPMENT INC
filed 2002-05-15
CIK 1080725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

[  ]      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number 000-29937

Prime Equipment, Inc.

a Nevada corporation

8275 South Eastern, Suite #200

Las Vegas, NV 89123

(702) 990-8387

IRS Tax ID #: 88-0412653

Check whether the issuer:

(1)    filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2)    has been subject to such filing requirements for the past 90 days.    [X]    Yes    [  ]    No

As of March 31, 2002, there were 4,046,000 shares of the issuer's common stock issued and outstanding.

Transitional Small Business Disclosure Formant:    [  ]    Yes    [X]    No

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

UNAUDITED FINANCIAL STATEMENTS

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

MARCH 31, 2002 AND MARCH 31, 2001

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	March 31, 2002	March 31, 2001
ASSETS

Cash	$ 3,612	$ 3,604
Notes receivable	0	10,000
Interest receivable	0	1,617
Deposits	150	0
Total Assets	$ 3,762	$ 15,221
LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable	$ 49,925	$ 29,658
Note payable	25,000	25,000
Interest payable	4,423	1,923
Notes payable to stockholders	46,505	42,505
Interest payable to stockholders	4,394	659
Loans from stockholders	5,288	1,050
Total Liabilities	135,535	100,795

Stockholders' Equity
Common stock, authorized 50,000,000
shares at $.001 par value, issued and
outstanding 4,046,000 shares and
4,021,000 shares, respectively, after
giving effect to a 20:1 stock split effective
October 22, 1999	4,046	4,046
Preferred stock, authorized 24,000,000
shares at $.001 par value, none issued
or outstanding	0	0
Additional paid-in capital	46,304	46,304
Deficit accumulated during the
development stage	(182,123)	(135,924)
Total Stockholders' Equity	(131,773)	(85,574)
Total Liabilities and Stockholders' Equity	$ 3,762	$ 15,221

The accompanying notes are an integral part of these financial statements

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING THE DEVELOPMENT STAGE

(With Cumulative Figures From Inception)

	Three Months ended March 31,		From Inception Dec. 18, 1998 to March 31, 2002
	2002	2001
Interest earned	$ 0	$ 200	$ 2,017

Expenses
Organizational expense	0	0	400
Consulting	0	0	73,650
Rent	1,380	930	7,711
Office expenses	417	2,853	7,826
Fees	0	375	1,542
Professional fees	4,423	12,551	54,853
Travel	0	15,175	23,268
Meals and entertainment	0	2,070	3,032
Interest expense	2,538	1,551	11,858
Total expenses	8,758	35,505	184,140

Net income (loss)	(8,758)	(35,305)	$ (182,123)

Retained earnings,
beginning of period	(173,365)	(100,619)
Deficit accumulated during
the development stage	$ (182,123)	$ (135,924)

Earnings (loss) per share
assuming dilution, after giving
effect to a 20 for 2 stock split
effective October 22, 1999
Net Loss	$ 0.00	$ (0.01)	(0.05)
Weighted average shares outstanding	4,046,000	4,046,000	3,875,350

The accompanying notes are an integral part of these financial statements

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FROM DECEMBER 18, 1998, (Date of Inception) TO MARCH 31, 2002

	Common Stock		Additional	Deficit accumul-	Total
	Shares	Amount	Paid-in	ated during the de-
			Capital	velopment stage
Balance, December 18, 1998	--	$ --	$ --	$ --	$ --
Issuance of common stock for cash
December 31, 1998	100,000	100	0	0	100
Less net loss	0	0	0	(400)	(400)
Balance, December 31, 1998	100,000	100	0	(400)	(300)
Issuance of common stock for cash
March 25, 1999	100,000	100	9,900	0	10,000
Stock split 20 for 1
October 22, 1999	3,800,000	3,800	(3,800)	0	0
Issuance of common stock for cash
November 15, 1999	1,000	1	999	0	1,000
Issuance of common stock for cash
December 17, 1999	20,000	20	19,980	0	20,000
Less offering costs	0	0	(5,750)	0	(5750)
Less net loss	0	0	0	(24,092)	(24,092)
Balance, December 31, 1999	4,021,000	4,021	21,329	(24,492)	858
Issuance of common stock for services,
October 25, 2000	25,000	25	24,975	0	25,000
Less net loss	0	0	0	(76,127)	(76,127)
Balance, December 31, 2000	4,046,000	4,046	46,304	(100,619)	(50,269)
Less net loss	0	0	0	(72,746)	(72,746)
Balance, December 31, 2001	4,046,000	$ 4,046	$ 46,304	$ (173,365)	$ (123,015)
Less net loss	0	0	0	(8,758)	(8,758)
Balance, March 31, 2002	4,046,000	$ 4,046	$ 46,304	$ (182,123)	$ (131,773)

The accompanying notes are an integral part of these financial statements.

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS)

(With Cumulative Figures From Inception)

	Three Months ended March 31,		From Inception Dec. 18, 1998 to Mar. 31, 2001
	2002	2001
CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net income or (loss)	$ (8,758)	$ (35,305)	$ (182,123)
Non-cash items included in net loss	0	0	0
Adjustments to reconcile net loss to
cash by operating activity
Interest receivable	0	(200)	0
Accounts payable	6,647	2,103	49,925
Loans from stockholders	0	(10,387)	5,288
Deposits			(150)
NET CASH PROVIDED BY
OPERATING ACTIVITIES	(2,111)	(43,789)	(127,060)
CASH FLOWS USED BY
INVESTING ACTIVITIES	0	0	0
NET CASH USED BY
INVESTING ACTIVITIES	0	0	0
CASH FLOWS FROM FINANCING
ACTIVITIES
Note payable	0	0	25,000
Interest payable	625	625	4,423
Notes payable to stockholders	0	42,505	46,505
Interest payable to stockholders	983	659	4,394
Sale of common stock	0	0	4,046
Paid-in capital	0	0	52,054
Less offering costs	0	0	(5,750)
NET CASH PROVIDED BY
FINANCING ACTIVITIES	1,608	43,789	130,672
NET INCREASE IN CASH	(503)	0	$ 3,612
CASH AT BEGINNING OF PERIOD	4,115	3,604
CASH AT END OF PERIOD	$ 3,612	$ 3,604

The accompanying notes are an integral part of these financial statements.

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2002 AND MARCH 31, 2001

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

MARCH 31, 2002 AND MARCH 31, 2001

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

Total credit extended under the two $100,000 lines of credit as of March 31, 2002 was $26,405 and $20,100, respectively, for a total of $46,505.

NOTE H     RELATED PARTY TRANSACTIONS

Stockholders have loaned funds without charges for interest to pay on-going expenses of the Company.  The total of such advances was $5,288 as of March 31, 2002.

TABLE OF CONTENTS

                                                                                                    Page Number

INDEPENDENT ACCOUNTANT'S REPORT . . . . . . . . . . . . . . . .         1

FINANCIAL STATEMENT

                Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2

                Statements of Operations and Deficit

                Notes to the Financial Statements . . . . . . . . . . . . . . .        6-7

David E. Coffey        3651 Lindell Road, Suite I, Las Vegas, Nevada 89103

Certified Public Accountant                                                            (702) 871-3979

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders

of Prime Equipment, Inc.

Las Vegas, Nevada

    I have reviewed the accompanying balance sheets of Prime Equipment, Inc. (a development stage company) as of March 31, 2002 and March 31, 2001 and the related statements of operations, cash flows, and changes in stockholders' equity for the three month period then ended, as well as the cumulative period from December 16, 1998 (date of inception) to March 31, 2002.  These statements are the responsibility of Prime Equipment, Inc.'s management.

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

David E. Coffey, C.P.A.

Las Vegas, Nevada

May 8, 2002

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

Date: May 14, 2002

By: /s/ Perry Guglielmi

Perry Guglielmi

Secretary and duly authorized officer