Form 10QSB
period 2002-06-30
PRIME EQUIPMENT INC
filed 2002-08-14
CIK 1080725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

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

[X]    Yes    [  ]    No

As of June 30, 2002, there were 4,046,000 shares of the issuer's common stock issued and outstanding.

Transitional Small Business Disclosure Formant:    [  ]    Yes    [X]    No

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

UNAUDITED FINANCIAL STATEMENTS

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

JUNE 30, 2002 AND JUNE 30, 2001

TABLE OF CONTENTS

Page Number
INDEPENDENT ACCOUNTANTS REPORT.........	1
FINANCIAL STATEMENT
Balance Sheet.....................	2
Statements of Operations and Deficit
Accumulated During the Development Stage ...	3
Statement of Changes in Stockholders' Equity......	4
Statements of Cash Flows..............	5
Notes to the Financial Statements...........	6-8

David E. Coffey	3651 Lindell Road, Suite I, Las Vegas, Nevada 89103
Certified Public Accountant

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders

Of Prime Equipment, Inc.

Las Vegas, Nevada

I have reviewed the accompanying balance sheets of Prime Equipment, Inc. (a development stage company) as of June 30, 2002 and June 30, 2001 and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 18, 1998 (date of Inception) to June 30, 2002. These statements are the responsibility of Prime Equipment, Inc.'s management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion of an opinion regarding the financial statements taken as a whole. Accordingly, no such opinion is expresses.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles established by the American Institute of Certified Public Accountants.

/s/ David E. Coffey, C.P.A.

David E. Coffey, C.P.A.

Las Vegas, Nevada

August 8, 2002

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	June 30, 2002	June 30, 2001
ASSETS

Cash	$ 0	$ 6,361
Notes receivable	0	10,000
Interest receivable	0	1,816
Deposits	0	150
Total Assets	$ 0	$ 18,327
LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable	$ 53,841	$ 41,527
Note payable	25,000	25,000
Interest payable	5,048	2,548
Notes payable to stockholders	46,505	46,505
Interest payable to stockholders	5,395	1,559
Loans from stockholders	9,169	4,668
Total Liabilities	144,958	121,807

Stockholders' Equity
Common stock, authorized 50,000,000
shares at $.001 par value, issued and
outstanding 4,046,000 shares after
giving effect to a 20:1 stock split effective
October 22, 1999	4,046	4,046
Preferred stock, authorized 24,000,000
shares at $.001 par value, none issued
or outstanding	0	0
Additional paid-in capital	46,304	46,304
Deficit accumulated during the
development stage	(195,308)	(153,830)
Total Stockholders' Equity	(144,958)	(103,480)
Total Liabilities and Stockholders' Equity	$ 0	$ 18,327

The accompanying notes are an integral part of these financial statements

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING THE DEVELOPMENT STAGE

(With Cumulative Figures From Inception)

	Three months ended March 31,		Six months ended June 30,		From Inception, Dec. 18, 1998, to June 30, 2002
	2002	2001	2002	2001
Interest Earned	$0	$200	$0	$400	$2,017
Expenses
Organizational expense	0	0	0	0	400
Consulting	2,000	0	2,000	0	75,650
Rent	1,050	1,350	2,430	2,280	8,761
Office expenses	290	1,863	706	4,716	8,116
Fees	25	105	25	480	1,567
Professional fees	5,345	9,870	9,769	22,420	60,198
Travel	1,516	2,300	1,516	17,476	24,784
Meals and entertainment	280	738	260	2,808	3,292
Interest expense	2,699	1,880	5,237	3,431	14,557
Total expenses	13,185	18,106	21,943	53,611	197,325

Net income (loss)	(13,185)	(17,906)	(21,943)	(53,211)	$(195,308)

Retained earnings, beginning of period	(182,123)	(135,924)	(173,365)	(100,619)
Deficit accumulated during the development stage	$(195,308)	$(153,830)	$(195,308)	$(153,830)

Earnings (loss) per share
assuming dilution, after giving
effect to a 20 for 1 stock split
effective October 22, 1999
Net loss	$0.00	$0.00	$(0.01)	$(0.01)	$(0.05)
Weighted average shares outstanding	4,046,000	4,046,000	4,046,000	4,046,000	3,887,256

The accompanying notes are an integral part of these financial statements

 PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FROM DECEMBER 18, 1998, (Date of Inception) TO JUNE 30, 2002

	Common Stock		Additional Paid-in Capital	Deficit accumul- ated during the de- velopment stage	Total
	Shares	Amount

Balance, December 18, 1998	--	$ --	$ --	$ --	$ --
Issuance of common stock for cash
December 31, 1998	100,000	100	0	0	100
Less net loss	0	0	0	(400)	(400)
Balance, December 31, 1998	100,000	100	0	(400)	(300)
Issuance of common stock for cash
March 25, 1999	100,000	100	9,900	0	10,000
Stock split 20 for 1
October 22, 1999	3,800,000	3,800	(3,800)	0	0
Issuance of common stock for cash
November 15, 1999	1,000	1	999	0	1,000
Issuance of common stock for cash
December 17, 1999	20,000	20	19,980	0	20,000
Less offering costs	0	0	(5,750)	0	(5.750)
Less net loss	0	0	0	(24,092)	(24,092)
Balance, December 31, 1999	4,021,000	4,021	21,329	(24,492)	858
Issuance of common stock for services,
October 25, 2000	25,000	25	24,975	0	25,000
Less net loss	0	0	0	(76,127)	(76,127)
Balance, December 31, 2000	4,046,000	4,046	46,304	(100,619)	(50,269)
Less net loss	0	0	0	(72,746)	(72,746)
Balance, December 31, 2001	4,046,000	$ 4,046	$ 46,304	$ (173,365)	$(123,015)
Less net loss	0	0	0	(21,9443)	(21,943)
Balance, June 30, 2002	4,046,000	$ 4,046	$ 46,304	$ (195,308)	$(144,958)

The accompanying notes are an integral part of these financial statements.

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS)

(With Cumulative Figures From Inception)

	Three months ended June 30		Six months ended June 30,		From Inception, Dec. 18, 1998, to June 30, 2001
	2002	2001	2002	2001
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income or (loss)	$(13,185)	$(17,906)	$(21,943)	$(53,211)	$(195,308)
Non-cash items included in net loss	0	0			0
Adjustments to reconcile net loss to
cash used by operating activity
Interest receivable	0	(200)	0	(400)	0
Accounts payable	3,916	11,869	10,563	13,973	53,841
Loans from stockholders	3,881	3,619	3,881	(6,769)	9,169
Deposits	150	(150)	150	(150)	0

NET CASH PROVIDED BY OPERATING ACTIVITIES	(5,238)	(2,768)	(7,349)	(46,557)	(132,296)

CASH FLOWS USED BY INVESTING ACTIVITIES	0	0	0	0	0

NET CASH USED BY INVESTING ACTIVITIES	0	0			0

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable	0	0	0	0	25,000
Interest payable	625	625	1,250	1,250	5,048
Notes payable to stockholders	0	4,000	0	46,505	46,505
Interest payable to stockholders	1,001	900	1,964	1,559	5,395
Sales of common stock	0	0	0	0	4,046
Paid-in capital	0	0	0	0	52,064
Less offering costs	0	0	0	0	(5,750)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,626	5,525	3,234	49,314	132,298

NET INCREASE IN CASH	(3,612)	2,757	(4,115)	2,757	$0

CASH AT BEGINNING OF PERIOD	3,612	3,604	4,115	3,604

CASH AT END OF PERIOD	$0	$6,361	$0	$6,361

The accompanying notes are an integral part of these financial statements.

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2002 AND JUNE 30, 2001

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

On March 25, 1999, the Company completed the sale of 100,000 shares of its common stock at $.10 per share for $10,000. It sold 1,000 shares of its common stock at $1.00 per share of $1,000 on November 15, 1999 and 20,000 shares of its common stock at $1.00 for $20,000 on December 17, 1999. The proceeds were used for working capital and to start a chain of equipment rental services.

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

JUNE 30, 2002 AND JUNE 20, 2001

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

NOTE F    NOTES PAYABLE

On May 23, 2000, the Company received $25,000 cash and issued its unsecured note maturing April 30, 2001 (now extended to April 30, 2003) with simple interest at the rate of 10% per annum.

NOTE G    LINES OF CREDIT AND NOTES PAYABLE TO STOCKHOLDERS

As of January 10, 2001 two stockholders extended lines of credit of $100,000 each to the Company.  All credit drawn by the Company is documented by Promissory Notes, unsecured, payable on demand, with interest at the rate of 8% per annum, compounded annually.  In the event of default by the Company the interest rate increases to 10%.

Total credit extended under the two $100,000 lines of credit as of June 30, 2002 was $26,405 and $20,100, respectively, for a total of $46,505.

NOTE H     RELATED PARTY TRANSACTIONS

Stockholders have loaned funds without charges for interest to pay on-going expenses of the Company.  The total of such advances was $9,169 as of June 30, 2002.

PRIME EQUIPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2002 AND JUNE 20, 2001

(continued)

NOTE I SUBSEQUENT EVENTS

On July 10, 2002, the company approved a reverse acquisition of IP Teleservices, Inc. The Company will issue 5,000,000 shares of its common stock in exchange for all of the outstanding shares of IP Teleservices, Inc. and a software platform and will issue 500,000 shares of its preferred stock in exchange for services before August 31, 2002.

The following is a summary of the unaudited balance sheet and statement of earnings of IP Teleservices, Inc. in US dollars:

Balance Sheet

March 31, 2002

Current assets	$332,427
Other assets	128,117
Total assets	$460,544

Current liabilities	$264,649
Other liabilities	170,544
Shareholders' equity	23,351
Total liabilities and equity	$460,544

Statement of Earnings

Three months ended March 31, 2002

Revenues	$263,769
Cost of goods sold	(171,597)
Gross profit	92,172
Expenses	(43,568)
Income taxes	(23,834)
Net earnings	$25,279

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

The Company has entered into a letter of intent to acquire one hundred percent (100%) of the stock of Net Magic, a Samoan corporation which holds, as its only asset, one hundred percent of the stock of IP Teleservices Inc. (IP). IP is a telecom company in Canada poised to be the leader in "softswitch" VoIP implementation on a global scale. IP hopes to generate significant traffic volume from the retail, wholesale and franchising opportunities around the world. At the same time, IP hopes to improve its overall margin as its network grows with its latest integrated software technology. If the business combination is successful, the Company intends to merge IP into Prime Equipment.

A team of experienced telecom marketers and software developers started IP. Their objective is to build and develop a Global Voice Services Backbone Network that connects to VoIP Gateways and Call Management Data Centers spanning the globe. It has already successfully built a software based VoIP application platform that enables VoIP over the Internet and/or Intranet for Long Distance Telephone service and Calling Card businesses. This platform can be deployed inexpensively, quickly and most importantly, globally.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities and Use of Proceeds.

None

Item 3.  Defaults upon Senior Securities.

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.

The Company filed a report on Form 8-K on July 25, 2002, report under Items 1 and 2, pertaining to the execution of a Share Exchange Agreement with Net Magic for shares of IP Teleservices, Inc. Please Note 8 of the audited financial statements herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIME EQUIPMENT, INC.

(Registrant)

Date: August 13, 2002

By: /s/ Perry Guglielmi

Perry Guglielmi

Secretary and duly authorized officer