Form 10QSB
period 2002-09-30
PRIME EQUIPMENT INC
filed 2002-11-19
CIK 1080725

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        for the period ended September 30, 2002

[  ]    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        for the transition period from _____ to _____

Commission File NO:    000-29937

PRIME EQUIPMENT, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0412653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Identification No.)

Unit 300-625 West Kent Ave. N.

Vancouver BC Canada, V6P-6T7

(Address of principal executive offices)

(604) 323-0090

(Issuer's telephone number)

Check whether the issuer:

(1)    filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2)    has been subject to such filing requirements for the past 90 days.        Yes   X      No _____

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:    8,247,022 shares common stock issued and outstanding as of September 30, 2002.

Transitional Small Business Disclosure Format (check one)    Yes _____    No   X

PART I - FINANCIAL INFORMATION

PRIME EQUIPMENT, INC.

(Successor to IP Teleservices Inc.)

Consolidated Financial Statements

(Unaudited)

September 30, 2002

(U.S. Dollars)

PRIME EQUIPMENT, INC. CONTENTS

(Successor to IP Teleservices Inc.)

September 30, 2002

(U.S. Dollars)

INDEPENDENT ACCOUNTANTS' REPORT

CONSOLIDATED BALANCE SHEET	STATEMENT 1

CONSOLIDATED STATEMENT OF EARNINGS	STATEMENT 2

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY	STATEMENT 3

CONSOLIDATED STATEMENT OF CASH FLOWS	STATEMENT 4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

EVANCIC PERRAULT ROBERTSON

CERTIFIED GENERAL ACCOUNTANTS

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders

Prime Equipment, Inc.

(Successor to IP Teleservices Inc.)

We have reviewed the accompanying consolidated balance sheet of Prime Equipment, Inc. (Successor to IP Teleservices Inc.) As at September 30, 2002 and the consolidated statements of earnings, stockholders' equity and cash flows for the nine months ended September 30, 2002. These consolidated financial statements are the responsibility of Prime Equipment, Inc.'s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of consolidated financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, no such opinion is expressed.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles established by the American Institute of Certified Public Accountants.

CERTIFIED GENERAL ACCOUNTANTS

Coquitlam, B.C.

November 8, 2002

2nd Floor, 566 Lougheed Highway, Coquitlam, BC V3S 3S3

Telephone (604) 936-4377 Fax (604) 936-8376

Website: http//epr.ca Email: epr@eprcoq.ca

Office Across Canada

Affiliates Around the World

PRIME EQUIPMENT, INC. STATEMENT

CONSOLIDATED BALANCE SHEET

September 30, 2002

(U.S. Dollars)

	2002		2001

ASSETS
Current:
Cash and cash equivalents		$93,536	$9,343
Accounts receivable, net of allowance for doubtful accounts (2002 - $7,520) (2001 - $-)		206,567	718
Current portion of lease receivable - note 3		29,822	--
Government agencies payable		--	3,987
Inventory		--	1,563
Prepaid expenses		1,311	118,110

		331,236	133,721

Long-term accounts receivable		1,514	--
Property, plant and equipment - note 4		100,495	45,748
Net deferred income tax assets		5,986	--

		$439,231	$179,469

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current:
Note payable - note 5		$25,000	$--
Note payable to stockholders - note 6		46,505	--
Accounts payable and accruals		269,146	21,028
Corporate deposits		57,005	19,685
Government agencies payable		14,015	--
Corporate taxes payable		32,135	--

		443,806	40,713

Loans payable - note 7		30,991	31,232
Due to stockholders - note 8		102,632	136,052
Preferred stocks		500	--
		577,929	207,997

Stockholders' equity
Common stock - note 9		2	1
Other comprehensive income (loss)	`	(427)	539
Deficit		(138,273)	(29,068)
		(138,698)	(28,528)
		$439,231	$179,469

On behalf of the Board

_____________________________Director ________________________ Director

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT, INC. STATEMENT 2

CONSOLIDATED STATEMENT OF EARNINGS

For the periods ended September 30, 2002

(U.S. Dollars)

	Three Months Ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Revenue	$190,084	$1,310	$573,988	$1,310

Costs of goods sold	166,455	2,656	416,921	2,656

Gross margin	23,629	(1,346)	157,067	(1,346)
Operating expenses
Amortization	12,333	655	34,480	736
Bank charges and interest	1,816	80	3,158	84
Bad debts	7,624	--	7,624	--
Commission	62	--	3,417	--
Consulting	22,987	--	60,967	11,646
Office	2,097	67	2,189	264
Professional fees	9,427	1,166	13,051	2,762
Meals and entertainment	--	450	--	586
Rent	900	--	900	--
Travel	1,406	1,354	1,406	11,751

	58,652	3,772	127,192	27,829

	(35,023)	(5,118)	29,875	(29,175)
Other income (expense)
Gain on foreign exchange	14,999	107	2,739	107
Gain on sale of property.
plant and equipment	-	--	509	--

	14,999	107	3,248	107
Earnings (loss) before
Provision for income taxes	(20,024)	(5,011)	33,123	(29,068)

Provisions for Income Taxes
Current	3,867	--	32,579	--
Deferred	2,711	--	(6,069)	--
	6,578	--	26,510	--

Net earnings (loss) for the period	(26,602)	(5,011)	$6,613	$(29,068)

Weighted average common shares outstanding	8,247,022	5,000,000	5,401,311	5,000,000

Earnings (loss) per share	$(0.003)	$(0.001)	$0.001	$(0.006)

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT, INC. STATEMENT 3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the nine months ended September 30, 2002

(U.S. Dollars)

	Number of Common Stock	Common Stock and Additional Paid-in Capital	Retained Earnings (Deficit)	Other Comprehensive Income	Total

Issuance of stock for cash	5,000,000	1	--	--	1
March 16, 2001 (Note 10)
Net loss for the period	--	--	(29,068)	--	(29,068
Effect of foreign exchange	--	--	--	539	539

Balance, September 30, 2001	5,000,000	1	(29,068)	539	(28,528)
Net income for the period	--	--	(29,139)	--	29,139
Effect of foreign exchange	--	--	--	(537)	(537)

Balance, December 31, 2001	5,000,000	1	71	2	74
Reverse Acquisition
Pre-acquisition shares of Prime
Equipment, Inc.
(Note 2)	4,046,000	--	--	--	--
Issuance of common shares for
reverse acquisition of IP
Teleservices, Inc.
on July 18, 2002	5,000,000	1	--	--	1
Net deficit acquired from
subsidiary	--	--	(144,957)	--	(144,957)
Less exchange of IP Teleservices
Inc.'s shares	(5,000,000)	--	--	--	--

Balance after reverse acquisition	9,046,000	2	(144,886)	2	(144,882)
Net loss for the period	--	--	6,613	(429)	6,184

Balance, September 30, 2002	9,046,000	$2	$(138,273)	$(427)	(138,698)

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT, INC. STATEMENT 4

CONSOLIDATED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2002

(U.S. Dollars)

	2002	2001
Cash flows from operating activities:
Earnings (loss) from operating activities	$6,613	$(29,068)
Items not requiring an outlay of funds
Amortization	34,480	736
Gain on sale of property, plant and equipment	(509)	--
Deferred income tax	(6,069)	--
	34,515	(28,332)

Changes in non-cash working capital
Accounts receivable	(66,820)	(718)
Inventory	--	(1,563)
Prepaid expenses	12,0769	(120,000)
Accounts payable and accrued liabilities	(38,339)	15,797
Customer deposits	12,000	20,000
Government agencies payable	18,630	(3,987)
Corporate taxes payable	32,579	--
	113,334	(118,803)

Cash flows from financing activities:
Loan advances	31,729	31,732
Increase (decrease) in due to stockholders	(76,075)	138,229
Issuance of common shares	1	1
Issuance of preferred shares	500	-
	(43,845)	169,962

Cash flows from investing activities:
Purchases of property, plant and equipment	(37,168)	(46,983)
	(37,138)	(46,983)

Effect of exchange rate changes on cash	7,085	5,167

Increase in cash	39,436	9,343

Cash, beginning of period	54,100	--

Cash, end of period	$93,536	$9,343

Supplemental Disclosures
Interest paid	$--	$--
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

(U.S. Dollars)

1. Nature of Business

The Company was incorporated on December 18, 1998, under the laws of the State of Nevada.

On July 18, 2002, the Company acquired 100% of the shares of IP Teleservices Inc., a Canadian corporation.

The Company is engaged in the import and distribution of telecommunications equipment. It signed a contract with DATICO S.P.A. of Italy for the exclusive right to import and distribute their manufactured telecommunications equipment to Internet Service Providers and end users in North America. DATICO has extended the terms of the exclusive agreement to allow additional time for completion of the tests on the software for the Company's products. DATICO has provided that the minimum sales requirements will begin as soon as the software testing is complete, and the modem is approved for sale in North America.

The Company's subsidiary, IP Teleservices Inc., is a telecommunication company in "softswitch" Voice over Internet Protocol (VoIP) implementation on a global scale. It will generate significant traffic volume from retail, wholesale and franchising opportunities worldwide.

IP Teleservices Inc. was started by a team of experienced telecom marketers and software developers. Its objective is to build and develop a Global Voice Services Backbone Network that connects to VoIP Gateways and Call Management Data Centres spanning the globe. It has successfully built a software based VoIP application platform that enables VoIP Network that will link its presence in North America to Asia and Europe. This in turn provides many opportunities for the Company to develop business opportunities in the retail, wholesale and franchising sectors.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

The financial statements of entities, which are controlled by the Company, referred to as subsidiaries, are consolidated. Entities which are not controlled but over which the Company has the ability to exercise significant influence, referred to as associated companies, are accounted for using the equity method. Investments in entities that the Company does not control or over which it does not exercise significant influence are accounted for using the cost method.

The acquisition by the Company of the shares of IP Teleservices Inc. on July 18, 2002 was accounted for as a reverse acquisition whereby IP Teleservices Inc. is considered the acquiring company. The comparative figures presented are those of IP Teleservices Inc.

Reverse acquisition

On July 18, 2002, the Company completed an agreement with the shareholders of IP Teleservices Inc. whereby the Company issued 5,000,000 common shares in exchange for all the issued and outstanding shares of IP Teleservices Inc. as well as the rights to the software platform, which was owned by the parent company of IP Teleservices, Inc. The software has been recorded at a coat of $1. The Company also issued 500,000 preferred shares for services rendered in connection with this acquisition. No cash was transacted.

Reverse acquisition (continue)

The acquisition has been accounted for as a reverse acquisition using the purchase method, and accordingly, for financial statement reporting purposes, the net assets of IP Teleservices Inc. have been included in the consolidated balance at book values, and the net assets of Prime have been recorded at fair market value at the date of acquisition. The consolidated operations of the Company for the period from January 1, 2002 to the date of acquisition July 18, 2002, are those of IP Teleservices, Inc. and exclude the results of operations of Prime Equipment, Inc. The results of Prime Equipment, Inc. are included in the consolidated statements of operations from the date of acquisition.

The cost of the acquisition is the assumption of the net liability position of Prime Equipment, Inc. as at July 18, 2002 and consists of:

Accounts payable 53,841

Note payable 71,505

Interest payable 10,443

Loan from stockholders 9,168

Total liabilities assumed on acquisition 144,957

Cash and cash equivalents

Cash and cash equivalents includes cash and those short-term market instruments which, on acquisition, have a term to maturity of three months or less.

Property, plant and equipment

Property, plant and equipment are recorded at cost. Amortization is provided annually on a straight-line basis over a period of three years to write-off assets over their estimated useful lives.

Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Goodwill

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. SFAS 142 recognizes that goodwill has an indefinite useful life and will no longer be subject to periodic amortization. Goodwill will be tested at least annually for impairment in lieu of amortization. The SFAS 142 requires that goodwill arising from acquisitions subsequent to June 30, 2001 should not be amortized.

The Company evaluates the carrying value of goodwill and long-lived assets to be held and used. The carrying value of an asset is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced by the cost of disposition of such assets.

Deferred Income Taxes

Deferred income taxes have resulted from reporting certain items for income tax purposes on a basis which differs from accounting policies.

Revenue recognition

Telecommunication products and services:

Revenue is recorded net of trade discounts and allowances upon shipment of products or rendering of services and when all significant contractual obligations have been satisfied and collection is reasonably assured. The standard billing terms granted to customers are due upon invoices issued to customers.

Earnings (Loss) per share (EPS)

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

As the acquisition has been recorded as a reverse acquisition, EPS for 2002 was calculated using the number of shares outstanding after the acquisition. The EPS for 2001 was calculated using the number of shares issued in the reverse acquisition.

Translation of foreign currencies

The functional currency of the Company is the United States dollar. The financial statements of the Company's operations whose functional currency is other than the United States dollar are translated from such functional currency to United States dollars using the current rate method. Under the current rate method, assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses, including gains and losses on foreign exchange transactions, are translated at average rates for the period. Where the current rate method is used, the unrealized translation gains will be accumulated in other comprehensive income under the shareholders' equity section.

Financial instruments

The estimated fair value of cash and equivalents, accounts receivable, loans receivables, and accounts payable and accrued liabilities approximate their carrying amounts in the financial statements. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial statements.

3. LEASE RECEIVABLE

                                                                                                September 30     September 30

Equipment leased out for a term of two years commencing December 11, 2001 with monthly lease receipts of $1,687 excluding sales taxes, at an interest rate of 13.825%.

Aggregate of payments receivable                             $ 33,575                 $ -

Less: unearned interest                                                3,753                    -

                                                                                                    29,822                    -

Less: current portion                                                 (29,822)                   -

                                                                             $       -                    $ -

4. PROPERTY, PLANT AND EQUIPMENT

                                                                      September 30             September 30

                                                                            2002                             2001

                                                Accumulated Net Book             Net Book

                                    Cost   Amortization     Value                     Value

Computer equipment     $ 11,380  $ 4,781                 $ 6,599                 $ 8,204

Telephone equipment     133,690   39,795                  93,895                  37,544

Software                                 1         -                            1                         -

                                 $ 145,071 $ 44,576             $ 100,495               $ 45,748

5. NOTE PAYABLE

The promissory note payable is unsecured, maturing April 30, 2003 with a simple interest rate at 10% per annum.

6. NOTES PAYABLE TO STOCKHOLDERS

Two stockholders extended lines of credit totaling $200,000 to the Company as of January 10, 2001. All credit drawn by the Company is documented by unsecured, demand promissory notes, with interest at the rate of 8% per annum, compounded annually. In the event of default by the Company, the interest rate increases to 10%.

As of September 30, 2002, a total of $46,505 of the lines of credit has been used.

7. LOAN PAYABLE

                                                                    September 30             September 30

                                                                            2002                         2001

Bove Telecom Services Inc.                             $ 30,991                     $ 31,232

The Company has loans payable which are non-interest bearing and have no specific repayment terms.

The lenders stated that they will not request payment within the next fiscal year.

8. DUE TO STOCKHOLDERS

                                                                    September 30             September 30

                                                                            2002                             2001

Best Holding Limited                                         $ 20,118                         $ 68,026

Media Fund Limited                                             62,094                            68,026

Others                                                                20,420                                 -

Total                                                             $ 102,632                       $ 136,052

9. CAPITAL STOCK

Authorized: 50,000,000 voting common shares with par value of $0.001 each.

24,000,000 preferred shares with par value of $0.001 each. Each preferred share is convertible to 10 common shares. Conversion is applicable only upon achieving certain revenue, profit and share price targets.

Issued and outstanding: 9,046,000 common shares

500,000 preferred shares

10. STOCK SPLIT

On March 23, 2002, the predecessor company, IP Teleservices, Inc. split its common shares by a ratio of 5,000,000 to 1. The consolidated statement of stockholders' deficit was prepared assuming that the split occurred as of January 1, 2001.

11. PRO FORMA FINANCIAL STATEMENTS

The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company with IP Teleservices, Inc. for the nine months ended September 30, 2002 and 2001 as if the acquisitions of IP Teleservices, Inc. took place at the beginning of the period presented.

Pro-forma Consolidated Balance Sheet

                                                                                2002             2001

Assets

Current assets                                                     $ 331,236         $ 150,643

Long-term assets                                                    107,995             47,276

                                                                             439,231            197,919

Liabilities and stockholders' equity

Current liabilities                                                     443,806             94,999

Long-term liabilities                                                 134,123           246,103

                                                                             577,929           341,102

Stockholders' equity                                               (144,699)         (143,183)

                                                                          $ 433,230         $ 197,919

Pro-forma Consolidated Income Statement

                                                                                2002             2001

Revenues                                                             $ 573,988         $ 1,310

Operating costs and expenses                                 552,284          94,864

Operating profit (loss)                                                21,704         (93,554)

Other income (expenses)                                               509              600

Earnings (loss) before taxes                                      22,213         (92,954)

Income taxes                                                           26,510                 -

Net earnings (loss) for the year                               $ (4,297)      $ (92,954)

Weighted average common shares outstanding      9,046,000     9,046,000

Earnings (loss) per share                                       $     -           $  (0.010)

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

Because the Company's products involve adapting the modems to meet the needs of individual customers, by switching chips in the modems that will be compatible with each customer's business, it expects to receive advance payments for larger orders. The suppliers of the Company can produce between 250 and 2,500 modems per week, depending on the modem ordered. The Company expects to be able to deliver specialized modems to customers within 10-15 days of the order placed and the deposit received. Because of this arrangement, the Company does not need to make large capital outlays for inventory to supply orders. The software that powers the Company's modems has been under testing for the past several months. The results of the tests have allowed the Company to undertake further licensing necessary to sell their equipment.

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

ITEM 3 Effectiveness of the registrant's disclosure controls and procedures

Within the 90-day period prior to the filing of this report, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the first quarter of fiscal year 2003, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities and Use of Proceeds.

None

Item 3.  Defaults upon Senior Securities.

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.

Forms on 8-K: None.

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
99.1	Certification of the Chief Executive Officer of the Company pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002	Included
99.2	Certification of the Chief Financial Officer of the Company pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002	Included

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIME EQUIPMENT, INC.

/s/ Perry Guglielmi

Perry Guglielmi

Secretary and Duly Authorized Officer

CERTIFICATION PURSUANT TO SECTIONS 906 AND 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Perry Guglielmi, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Prime Equipment, Inc. for the quarter ended September 30, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying offering officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18th, 2002.

/s/ Perry Guglielmi

By:  Perry Guglielmi

Chief Financial Officer