Form 10QSB/A
period 2002-09-30
PRIME EQUIPMENT INC
filed 2003-04-09
CIK 1080725

Amended Form 10-QSB

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

4287 B Dawson Street

Burnaby, B.C. Canada

V5B-4C3

(Address of principal executive offices)

(604) 298-9989

(Issuer's telephone number)

Check whether the issuer:

(1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) Has been subject to such filing requirements for the past 90 days.        Yes   X      No _____

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,046,000 shares common stock issued and outstanding as of September 30, 2002.

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

November 8, 2002

2nd Floor, 566 Lougheed Highway, Coquitlam, BC V3S 3S3

Telephone (604) 936-4377 Fax (604) 936-8376

Website: http//epr.ca Email: epr@eprcoq.ca

Office Across Canada

Affiliates Around the World

PRIME EQUIPMENT, INC.                                                                                                                   STATEMENT

CONSOLIDATED BALANCE SHEET

September 30, 2002

(U.S. Dollars)

		2002	2001
ASSETS
Current:
Cash and cash equivalents		$93,536	$9,343
Accounts receivable, net of allowance for doubtful accounts
(2002 - $7,520) (2001 - $-)
Billed	$156,684
Unbilled	49,883	206,567	718
Current portion of lease receivable ‑ note 3		29,822	-
Government agencies payable		-	3,987
Inventory		-	1,563
Prepaid expenses		1,311	118,110

		331,236	133,721

Long-term accounts receivable		1,514	-
Property, plant and equipment - note 4		100,495	45,748
Deferred income taxes		6,112	-

		$439,357	$179,469

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current:
Note payable - note 5		$25,000	$-
Note payable to stockholders - note 6		46,505	-
Accounts payable and accruals		276,702	21,028
Customer deposits		57,005	19,685
Government agencies payable		14,015	-
Corporate taxes payable		22,999	-

		442,226	40,713

Loans payable - note 7		30,991	31,232
Due to stockholders - note 8		102,632	136,052
Preferred stock - note 9		500	-

		576,349	207,997

Stockholders' deficit
Common stock - note 9		2	1
Other comprehensive income (loss)		(368)	539
Deficit		(136,626)	(29,068)

		(136,992)	(28,528)

		$439,357	$179,469

On behalf of the Board:  ________________________Director  ______________________ Director

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT, INC.                                                                                STATEMENT

CONSOLIDATED STATEMENT OF EARNINGS

For the nine months ended September 30, 2002

(U.S. Dollars)

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Revenue	$190,084	$1,310	$573,988	$1,310

Costs of goods sold	166,455	2,656	416,921	2,656

Gross margin	23,629	(1,346)	157,067	2,656

Operating expenses
Amortization	12,333	655	34,480	736
Bank charges and interest	1,815	80	3,158	84
Bad debts	7,624	-	7,624	-
Commissions	62	-	3,417	-
Consulting	22,987	-	60,967	11,646
Office	2,097	67	2,188	264
Professional fees	9,932	1,166	13,056	2,762
Meals and entertainment	-	450	-	586
Rent	900	-	900	-
Travel	1,406	1,354	1,406	11,751

	59,156	3,772	127,196	27,829

	(35,527)	(5,118)	29,871	(29,175)

Other income (expense)
Gain (loss) on foreign exchange	(2,153)	107	(5,000)	107
Gain on sale of property
plant and equipment	-	-	509	-

	(2,153)	107	(4,491)	107

Earning (loss) before
provision for income taxes	(37,680)	(5,011)	25,380	(29,068)

Provision for Income taxes
Current	(5,488)	-	23,316	-
Deferred	(2,363)	-	(6,196)	-

	(7,851)	-	17,120	-

Net earnings (loss) for the period	(29,829)	(5,011)	$8,260	$(29,068)

Weighted average common shares outstanding	8,247,022	5,000,000	5,401,311	5,000,000

Earnings (loss) per share	$(0.004)	$(0.001)	$0.002	$(0.006)

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT, INC.                                                                                                                   STATEMENT

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the nine months ended September 30, 2002

(U.S. Dollars)

	Number	Common Stock
	of	and	Retained	Other
	Common	Additional	Earnings	Comprehensive
	Stock	Paid-in Capital	(Deficit)	Income	Total

Issuance of stock for cash	5,000,000	1	-	-	1

March 16, 2001 (Note 10)

Net loss for the period	-	-	(29,068)	-	(29,068)

Effect of foreign exchange	-	-	-	539	539

Balance, September 30, 2001	5,000,000	1	(29,068)	539	(28,528)

Net income for the period	-	-	29,139	-	29,139

Effect of foreign exchange	-	-	-	(537)	(537)

Balance, December 31, 2001	5,000,000	1	71	2	74

Reverse Acquisition

Pre-acquisition shares of Prime

Equipment Inc.

(Note 2)	4,046,000	-	-	-	-

Issuance of common shares for

reverse acquisition of IP

Teleservices, Inc.

on July 18, 2002	5,000,000	1	-	-	1

Net deficit acquired from

subsidiary	-	-	(144,957)	-	(144,957)

Less exchange of IP Teleservices

Inc.'s shares	(5,000,000)	-	-	-	-

Balance after reverse acquisition	9,046,000	2	(144,886)	2	(144,882)

Net loss for the period	-	-	8,260	(370)	7,890

Balance, September 30, 2002	9,046,000	$ 2	$(136,626)	$ (368)	(136,992)

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT, INC.                                                                                                                   STATEMENT

CONSOLIDATED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2002

(U.S. Dollars)

	2002	2001

Cash flows from operating activities:
Earnings (loss) from operating activities	$8,260	$(29,068)
Items not requiring an outlay of funds	34,480	736
Amortization
Gain on sale of property, plant and equipment	(509)	-
Deferred income tax	(6,196)	-

	36,035	(28,332)

Changes in non‑cash working capital
Accounts receivable	(66,820)	(718)
Inventory	-	(1,563)
Prepaid expenses	120,769	(120,000)
Accounts payable and accrued liabilities	(30,595)	15,797
Customer deposits	12,000	20,000
Government agencies payable	18,630	(3,987)
Corporate taxes payable	23,316	-

	113,335	(118,803)

Cash flows from financing activities:
Loan advances	31,729	31,732
Increase (decrease) in due to stockholders	(76,075)	138,229
Issuance of common shares	1	1
Issuance of preferred shares	500	-

	(43,845)	169,962

Cash flows from investing activities:
Purchases of property, plant and equipment	(37,138)	(46,983)

	(37,138)	(46,983)

Effect of exchange rate changes on cash	7,084	5,167

Increase in cash	39,436	9,343

Cash, beginning of period	54,100	-

Cash, end of period	$93,536	$9,343

Supplemental Disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

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

The Company's subsidiary, IP Teleservices Inc., is a telecommunication company in "softswitch" Voice over Internet Protocol (VoIP) implementation on a global scale. It will generate significant traffic volume from retail, wholesale and franchising opportunities world wide.

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

Reverse acquisition (continue)

The acquisition has been accounted for as a reverse acquisition using the purchase method, and accordingly, for financial statement reporting purposes, the net assets of IP Teleservices Inc. have been included in the consolidated balance at book values, and the net assets of Prime have been recorded at fair market value at the date of acquisition. The consolidated operations of the Company for the period from January 1, 2002 to the date of acquisition, July 18, 2002, are those of IP Teleservices, Inc. and exclude the results of operations of Prime Equipment, Inc. The results of Prime Equipment, Inc. are included in the consolidated statements of operations from the date of acquisition.

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

Accounts receivable

Accounts receivables are shown net of allowance for doubtful accounts and are due upon presentation of invoices to the Company's customers unless otherwise specified. The Company has been slow in collecting its receivables due to late presentation of invoices to its customers.

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

Deferred Income Taxes

Deferred income taxes have resulted from reporting certain items for income tax purposes on a basis, which differs from accounting policies. Effective corporate tax rates are 40% and 15% for the Company's Canadian and United State operations respectively for both 2002 and 2001.

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

3. LEASE RECEIVABLE

	September 30	September 30
	2002	2001
Equipment leased out for a term of two years commencing
December 11, 2001 with monthly lease receipts of $1,687 excluding sales taxes, at an interest rate of 13.825%.
Aggregate of payments receivable	$33,575	$-
Less: unearned interest	3,753	-

	29,822	-
Less: current portion	(29,822)	-

	$-	$-

4. PROPERTY, PLANT AND EQUIPMENT

			September 30	September 30
			2002	2001

		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value

Computer equipment	$11,380	$4,781	$6,599	$8,204
Telephone equipment	133,690	39,795	93,895	37,544
Software	1	-	1	-

	$145,071	$44,576	$100,495	$45,748

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

As of September 30, 2002, a total of $46,505 of the lines of credit has been used.

7. LOAN PAYABLE

                                                                        September 30         September 30

                                                                              2002                         2001

            Bove Telecom Services Inc.             $             30,991         $          31,232

The Company has loans payable, which are non-interest bearing and have no specific repayment terms.

The lenders stated that they will not request payment within the next fiscal year.

8. DUE TO STOCKHOLDERS

	September 30	September 30
	2002	2001

Best Holding Limited	$20,118	$68,026
Media Fund Limited	62,094	68,026
Others	20,420	-

Total	$102,632	$136,052

9. CAPITAL STOCK

Authorized: 50,000,000 voting common shares with par value of $0.001 each.

24,000,000 preferred shares with par value of $0.001 each. Each preferred share is convertible to 10 common shares. Conversion is applicable only upon achieving certain revenue, profit and share price targets to be set by the board of directors. These shares have no redemption rights.

Issued and outstanding: 9,046,000 common shares

          500,000 preferred shares

10. STOCK SPLIT

On March 23, 2002, the predecessor company, IP Teleservices, Inc. split its common shares by a ratio of 5,000,000 to 1. The consolidated statement of stockholders' deficit was prepared assuming that the split occurred as of January 1, 2001.

11. INCOME TAXES

At September 30, 2002, the Company has net operating loss carry forwards of approximately $18,700 from its Nevada operation. These loss carry forwards will expire for the year ending December 31, 2022 for federal purposes.

Realization of deferred tax assets from the loss carry forwards dependents on future earnings, if any, the timing and amount of which is uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset as of September 30, 2002 has been established to reflect these uncertainties. The deferred tax asset relating to the loss carry forwards, before valuation allowances, is approximately $2,800 for federal purposes.

12. PRO FORMA FINANCIAL STATEMENTS

The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company with IP Teleservices, Inc. for the nine months ended September 30, 2002 and 2001 as if the acquisitions of IP Teleservices, Inc. took place at the beginning of the period presented.

Pro-forma Consolidated Balance Sheet

                                                                    2002                 2001

Assets

Current assets                                         $     331,236     $     150,643

Long-term assets                                            108,120             47,276

                                                                     439,356           197,919

Liabilities and stockholders' deficit

Current liabilities                                             442,226             94,999

Long-term liabilities                                         134,123            246,103

                                                                     576,349            341,102

Stockholders' deficit                                       (136,993)          (143,183)

                                                              $     439,356     $     197,919

Pro-forma Consolidated Income Statement

                                                                    2002                 2001

Revenues                                               $     573,988     $     1,310

Operating costs and expenses                        560,019          94,864

Operating profit (loss)                                       13,969        (93,554)

Other income (expenses)                                      509             600

Earnings (loss) before taxes                             14,478       (92,954)

Income taxes                                                  17,120             -

Net earnings (loss) for the year               $         (2,642)  $  (92,954)

Weighted average common shares outstanding 9,046,000 9,046,000

Earnings (loss) per share                         $             -     $   (0.010)

Item 2. Management's Discussion and Analysis:

The Company plans to engage in the sale of telecommunications services and licensing of its telecommunication platform services. Additional funding through private placement will be necessary to enable the Company to expand its current business.

On July 10, 2002, the Company acquired one hundred percent (100%) of the stock of IP Teleservices Inc. (IPT).  IPT is a telecom company in Canada poised to be the leader in "softswitch" VoIP implementation on a global scale. IPT hopes to generate significant traffic volume from the retail, wholesale and licensing opportunities around the world. At the same time, IPT hopes to improve its overall margin as its network grows with its latest integrated software technology.

A team of experienced telecom marketers and software developers started IPT. Their objective is to build and develop a Global Voice Services Backbone Network that connects to VoIP Gateways and Call Management Data Centers spanning the globe. It has already successfully built a software based VoIP application platform that enables VoIP over the Internet and/or Intranet for Long Distance Telephone service and Calling Card businesses. This platform can be deployed inexpensively, quickly and most importantly, globally.

IPT has been establishing relationships with strategic local telecom companies. Through these relationships, IPT has placed itself in a position to provide a global VoIP Network that will link its presence in North America to Asia as well as Europe. This in turn opens many doors for the company to develop more lucrative business opportunities in the retail, wholesale and licensing sectors.

The Company intends to raise adequate funds of up to $1,500,000 from accredited investors to provide adequate working capital for the next 12 months.  The proceeds will be used to expand the software network platform, pay professionals and consultants, and market the business opportunity model.  The Company expects to add employees over the next 12 months as additional business is added.  The Company expects to begin the process of raising adequate funding in the near future.

Revenue

The Company did not receive revenues from operations during the two‑year period preceding the merger with IP Teleservices.  The Company has achieved revenue from operations after the date of the merger.  The total amount of receivables collected in cash from October 1, 2002 to December 31, 2002 is $65,552.02

Liquidity

The Company has been generating revenues from sales of its products.  Although it operated at a loss for the third quarter of 2002, the Company produced net income for the three months ending September 30, 2002.  Losses were recorded during the third quarter of 2002 for a number of reasons.  Those include the following:

-         During the first nine months of 2002, there was a delay in receipts of customer payments.  This caused the Company to record bad debt realization for the first time in September 2002.

-         There was an increase during the third quarter in the use of consultants and professions, and their associated fees.

-         The Company leased an office space, adequate in size to operate its business on September 20, 2002.

 It will have to raise additional capital in the next twelve months in order to continue its business plan.

The current market for raising capital through one or more private placements is difficult.  The number of public and private companies seeking such financing means the competition to secure investors is great.  It may be that the Company will not be able to secure any equity financing through a private placement, and may have to seek financing from other, less traditional, more costly venues, such as banks and similar lending institutions.  In any such event, the Company would have to alter and revise its business plan to provide for significantly less expansion and growth.

Assuming that the Company is successful in raising its equity financing, the projected investment needs for the Company and categories of expenditures for the next twelve months are as follows:

Network Expansion	USD
Set-up and acquisition costs of Network Equipment and VoIP Gateways for 8 China cities and 2 Italian cities	600,000

Business Expansion

Complete New Corporate Office in Burnaby	100,000

Establish Regional Offices in Hong Kong and Italy	150,000

Additional consulting services from Software and Networks consultants/ professionals	280,000

Marketing costs for Business Opportunity Model/ Road shows	120,000

Administrative expenses	250,000

Total	1,500,000

The Company has issued shares of its common stock from time to time in the past to satisfy certain obligations, and expects in the future to acquire certain services and satisfy indebtedness utilizing authorized shares of the capital stock of the Company.  If operations and cash flow can be improved through these efforts, management believes that the Company's liquidity problems will be resolved, and that the Company can continue to operate.  However, no assurance can be given that management's actions will result in profitable operations.

The plan of the Company is to raise more financing through loans and the sale of the Company's common and preferred stock to enable the Company to expand its current business.  An overall budget of $1,500,000 for acquisitions, employment, marketing and procurement of equipment for the upcoming year should achieve the Company's goals.  The intent is to acquire strategically located IPS companies, hire employees for expansion of the software network, execute additional contracts with telecom service providers, as well as aggressively market and promote business opportunities.

If the Company is unable to secure financing through the sale of common stock, it may have to adjust its business plan and reduce its future goals.

The Company previously entered into lines of credit with its former President and a former consultant.  The lines of credit are unsecured, payable on demand, with interest at the rate of 8% per annum, compounded annually.  In the event of default by the Company the interest rate increases to 10%.  Total credit extended under the two $100,000 lines of credit as of September 30, 2002, was $46,505. Both lines of credit have been cancelled, and the amounts owed were reflected by Promissory Notes, previously filed as Exhibits.

Effective Corporate Tax Rate

Deferred income taxes have resulted from reporting certain items for income tax purposes on a basis, which differs from accounting policies.  Deferred income taxes do not affect the corporate tax rate.  The deferred taxes are recorded because there is a difference between the amortization rate the company has taken and the amortization that is taken for taxes purposes.  The effective corporate tax rates are 40% and 15% for the Company's Canadian and United States operations respectively for both 2002 and 2001.

Potential Uncertainties

As the Company expects eventually to obtain sales from overseas businesses and such expenditures are generated in foreign currencies, fluctuations in the value of currencies relative to the United States dollar could adversely affect the Company's profitability. Royalty payments, if any, paid by the Company relating to foreign licensing arrangements would be converted to U.S. dollars based on the exchange rate at the time of payment.   In addition, if the Company is unable to raise cash through the sale of stock, it may not have sufficient resources to continue, it may have to adjust its business plan and reduce its future goals.' '

ITEM 3 Effectiveness of the registrant's disclosure controls and procedures

Within the 90-day period prior to the original filing of this report, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

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

Forms on 8-K: The Company filed a current report on Form 8-K on January 25, 2002.

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

Date: April 8, 2003.

/s/ Perry Guglielmi

By: P. Guglielmi

Chief Financial Officer