Form 10KSB
period 2002-12-31
PRIME EQUIPMENT INC
filed 2003-04-15
CIK 1080725

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Date of Report: December 31, 2002

PRIME EQUIPMENT, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-29937	88-0412653
(State of other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

4287B Dawson Street, Burnaby BC, Canada V5B 4C3

(Address of principal executive offices)

Registrant's telephone number: (604) 298-9989

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended December 31, 2002.

[ ] Transition report under Section 13 or 15(d) of the securities exchange act of 1934

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

Common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: $976,406

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. NA

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 9,046,000 common, 500,000 preferred

PART I

Item 1. Description of Business

General

Prime Equipment, Inc. (the "Company") is a Nevada company formed under the laws of the State of Nevada on December 18, 1998, originally to engage in the construction equipment and telecommunication equipment rental & sales business. Since its inception, the company has been establishing itself in the industry. The Company has sold equity shares to raise capital, planned and arranged for management, and has commenced corporate strategic planning regarding potential viable operations. The Company currently operates out of 4287B Dawson St, Burnaby BC. Canada V5B-4C3. The Company is currently generating revenues and expects that its revenues will continue and, possibly increase.

On July 10, 2002, Prime Equipment merged with IP Teleservices, Inc., a British Columbia Canadian corporation ("IPT") with Prime Equipment the surviving entity. IP Teleservices Inc. (IPT) has subsequently changed its name to Prime Teleservices Inc. ("PTSI")

Business of Issuer

The Company is engaged in the import and distribution of telecommunications services. It worked with DATICO S.P.A. (www.datico.it) of Italy for the exclusive right to import and distribute their manufactured telecommunications equipment to Internet Service Providers and end users in the North America. Unfortunately, the inability of DATICO to provide support and testing has required the Company to terminate its relationship, as of November 19th, 2002.

Prime Teleservices Inc., (PTSI) a newly incorporated telecom company in Canada, has developed an application platform that is software based and is capable to reach a global presence at low cost and short timeframe, enabling Voice 0ver Internet Protocol (VoIP) over the public internet for Long Distance telephone service and calling card businesses for the retail; wholesale and other business models applicable to anywhere in the world.

The objective of PTSI is to develop a global voice services backbone network on IPT where VoIP Gateways and Call Management Data centers (CMDCs) will be installed at strategic locations around the world. With the platform in place, PTSI will be in a position to focus at a "two prong" marketing approach to develop the business. One area of the marketing activity will be on retail business where target customer groups/ethnic base will be offered prepaid calling cards or prepaid residential services at preferential rate to a particular destination directly through agents or PTSI outlets. Concurrently, PTSI will also wholesale its products by offering OEM telephone cards for phone-centers; convenience stores and travel agencies/tour operators to maximize its network resources at the initial stage of the business operation. The idea of offering business opportunities to interested partners will be the main driving force in enabling an expanded IP network reach, in the shortest possible timeframe. This initiative is the first in turning basic telecom services into commodity retailing through a business opportunity network on a global scale.

The Company expects the PTSI Global VoIP platform to be established in stages. Currently, the Company's CMDCs are operating in Vancouver and Toronto, Canada, Hong Kong, and China. There will be an additional four (4) CMDCs equipped with software based IP switch and application servers for PTSI's global VoIP platform. The planned expansion will bring Milan, Italy, Los Angeles and San Francisco, California, and New York, New York online. These three regional and one European CMDCs will be co-located and connected to the Internet upstream carrier/ Internet gateway operators for reliability and security purposes. The Company is focused on becoming a provider of complete telecom services.

Each regional CMDC will be managing remote point of presents (POPs) in cities within the region where business is to be conducted or partner operation maintains a presence. The POPs will provide the basic connectivity to the local Public Switched Telephone Network (PSTN) for customer access as well as traffic termination. The terminating POPs are essential for controlling costs, where majority of the Company's traffic is terminated. All terminating POPs will be connected to carriers providing the least cost, or the respective local PSTN, depending on costs and regulatory issues.

All elements on the PTSI's platform are connected through the Internet domain, and Internet protocol software switching controls traffic. The corresponding routing will be accomplished through software controlled LCR and gateway-to-gateway VoIP logical connections.

With the securing of a leased premises by PTSI for the next three years, the Company has a suitable office space in Burnaby B.C. to operate and administrate its business.

Other than development of its website, and the Software based Application Platform, the Company has no intellectual property rights.

Item 2. Description of Property.

The Company's principal executive and administrative offices are located in Burnaby BC, in which it shares leased premises. The Company intends to stay at this premise until it out-grows the current office space. The Company shares office space under a lease agreement. A copy of the lease is attached as an Exhibit. The Company considers its executive and administrative offices to be adequate and suitable for its current needs. The Company does not own or lease any other real estate

Item 3. Legal Proceedings

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened. The Company's sole officer and director is not an adverse party to the Company nor does he have a material interest adverse to the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2002, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The Company is voluntarily filing a Registration Statement on Form 10-SB to obtain listing on the OTC Bulletin Board, which requires all listed companies to be registered with the SEC under Section 13 or 15(d) of the Securities Exchange Act of 1934 and to be current in its required filings once so registered. That registration statement is pending approval from the SEC.

The Company has no public trading market for its common stock. Although the Company intends to seek a quotation for its common shares on the Over-the-Counter Bulletin Board in the future, there is no assurance the Company will do so, nor is there any assurance that should the Company succeed in obtaining a listing for its securities on the OTC Bulletin Board or on some other exchange that a trading market for the Company's stock will develop. There are no outstanding options, warrants to purchase, or securities convertible into common equity of the Company outstanding. The Company has not agreed to register any shares of its common stock for any shareholder. There are presently 9,046,000 shares of common stock that were issued as follows: 100,000 shares of common stock for cash subject to Rule 144 in December 1998; 100,000 issued pursuant to Regulation D, Rule 504 on March 1999. On October 22, 1999, all of the existing shareholders surrendered their stock and the Company issued 4,000,000 shares of common stock to those shareholders, pursuant to a 20 for 1 forward split. No additional stock was sold at that time. On November 14, 1999 1,000 shares of restricted common stock was issued, and in December 17, 1999 20,000 shares on restricted common stock was issued, both pursuant to Regulation D, Rule 504. The Company issued 25,000 shares of restricted common stock to Giovanni Iachelli on November 1, 2000, for services rendered. On July 10, 2002, the Company authorized the issuance of 5,000,000 shares of common stock and 500,000 shares of preferred stock to the shareholders of Net Magic, Ltd, in exchange for all outstanding shares, software and equipment of IP Teleservices Inc.

Stockholders

There are 63 shareholders of record for the Company's common stock.

Recent Sales of Unregistered Securities

On July 10, 2002, the Company authorized the issuance of 5,000,000 shares of common stock and 500,000 shares of preferred stock to the shareholders of Net Magic, Ltd, in exchange for all outstanding shares, software and equipment of PrimeTeleservices Inc., formerly IP Teleservices Inc.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The Company plans to engage in the sale of telecommunications services and licensing of its telecommunication platform services. Additional funding through private placement will be necessary to enable the Company to expand its current business.

On July 10, 2002, the Company acquired one hundred percent (100%) of the stock of Prime Teleservices Inc. (PTSI). PTSI is a telecom company in Canada poised to be the leader in "softswitch" VoIP implementation on a global scale. PTSI hopes to generate significant traffic volume from the retail, wholesale and licensing opportunities around the world. At the same time, PTSI hopes to improve its overall margin as its network grows with its latest integrated software technology.

A team of experienced telecom marketers and software developers started PTSI. Their objective is to build and develop a Global Voice Services Backbone Network that connects to VoIP Gateways and Call Management Data Centers spanning the globe. It has already successfully built a software based VoIP application platform that enables VoIP over the Internet and/or Intranet for Long Distance Telephone service and Calling Card businesses. This platform can be deployed inexpensively, quickly and most importantly, globally.

PTSI has been establishing relationships with strategic local telecom companies. Through these relationships, PTSI has placed itself in a position to provide a global VoIP Network that will link its presence in North America to Asia as well as Europe. This in turn opens many doors for the company to develop more lucrative business opportunities in the retail, wholesale and licensing sectors.

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

Revenue

The Company did not receive revenues from operations during the two-year period preceding the merger with IP Teleservices. The Company has achieved revenue from operations after the date of the merger. The total amount of receivables collected in cash from October 1, 2002 to December 31, 2002 is $65,552.02

Liquidity

The Company has been generating revenues from sales of its products. Although it operated at a loss for the third quarter of 2002, the Company produced net income for the nine months ending September 30, 2002. Losses were recorded during the third quarter of 2002 for a number of reasons. Those include the following:

  During the first nine months of 2002, there was a delay in receipts of customer payments. This caused the Company to record bad debt realization for the first time in September, 2002.

  There was an increase during the third quarter in the use of consultants and professions, and their associated fees.

  The Company leased an office space, adequate in size to operate its business.

It will have to raise additional capital in the next twelve months in order to continue its business plan.

The current market for raising capital through one or more private placements is difficult. The number of public and private companies seeking such financing means the competition to secure investors is great. It may be that the Company will not be able to secure any equity financing through a private placement, and may have to seek financing from other, less traditional, more costly venues. In any such event, the Company would have to alter and revise its business plan to provide for significantly less expansion and growth.

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

The Company previously entered into lines of credit with its former President and a former consultant. The lines of credit are unsecured, payable on demand, with interest at the rate of 8% per annum, compounded annually.  In the event of default by the Company the interest rate increases to 10%. Total credit extended under the two $100,000 lines of credit as of September 30, 2002, was $46,505. Both lines of credit have been cancelled, and the amounts owed were reflected by Promissory Notes.

Potential Uncertainties

As the Company expects eventually to obtain sales from overseas businesses and such expenditures are generated in foreign currencies, fluctuations in the value of currencies relative to the United States dollar could adversely affect the Company's profitability. Royalty payments, if any, paid by the Company relating to foreign licensing arrangements would be converted to U.S. dollars based on the exchange rate at the time of payment. In addition, if the Company is unable to raise cash through the sale of stock, it may not have sufficient resources to continue, and may fail.

Item 7. Financial Statements

PRIME EQUIPMENT INC. (Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.) Consolidated Financial Statements December 31, 2002 and 2001 (U.S. Dollars)

Contents

INDEPENDENT AUDITORS' REPORT

                                                                                                                        Statement

CONSOLIDATED BALANCE SHEETS                                                    1

CONSOLIDATED STATEMENTS OF EARNINGS                                 2

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT    3

CONSOLIDATED STATEMENTS OF CASH FLOWS                           4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EVANCIC PERRAULT ROBERTSON

CERTIFIED GENERAL ACCOUNTANTS

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders

Prime Equipment Inc.

We have audited the consolidated balance sheet of Prime Equipment Inc. as of December 31, 2002 and the consolidated statements of earnings, retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Prime Equipment Inc. as of December 31, 2001, were audited by other auditors whose report dated February 4, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of the Prime Equipment Inc. as of December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

EVANCIC PERRAULT ROBERTSON

CERTIFIED GENERAL ACCOUNTANTS

Coquitlam, B.C.

March 19, 2003

2nd Floor, 566 Lougheed Highway, Coquitlam, BC V3S 3S3

Telephone (604) 936-4377 Fax (604) 936-8376

Website: http//epr.ca Email: epr@eprcoq.ca

Office Across Canada

Affiliates Around the World

PRIME EQUIPMENT INC. STATEMENT 1

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

CONSOLIDATED BALANCE SHEETS

Year ended December 31, 2002 and 2001

(U.S. Dollars)                                                                                         2002                         2001

Assets
Current
Cash	$211,249	$54,100
Accounts Receivables, net allowance for doubtful accounts
(2002 - $75,000) (2001 - $ -) Current portion of lease receivable - (Note 3)	150,173 -	141,656 16,265
Government agencies receivable Inventory Prepaid expenses	- 88,602 1,319	4,345 - 119,999

	451,343	336,365
Lease receivable Property, plant and equipment - (Note 4) Deferred income tax assets	- 93,133 8,684	13,450 102,891 -
	$553,160	$452,706

Liabilities and Stockholders- Deficit
Current
Note Payable - (Note 5)	$25,000	$-
Note Payable to stockholders - (Note 6) Accrued interest Accounts payable and accruals Customer deposits Government agencies payable	77,143 13,569 413,931 57,000 10,194	- - 237,795 44,148 -

	596,837	281,943
Due to director Loans payable - (Note 7) Due to stockholders - (Note 8) Preferred stock - (Note 9)	- 31,176 81,436 500	3,792 30,879 136,022 -
	709,949	452,636
Stockholders' Equity (Deficit)
Common stock - (Note 9)	2	1
Other comprehensive income Retained earnings (deficit)	(123) (156,668)	(2) 71

	(156,789)	70
	$553,160	$452,706

The accompanying notes are an integral part of these financial statements.

PRIME EQUIPMENT INC. STATEMENT 2

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

CONSOLIDATED STATEMENTS OF EARNINGS

Year ended December 31, 2002 and 2001

(U.S. Dollars)

                                                                                2002                                     2001

Revenue	$976,406	$
186,975

Cost of sales	714,967
128,492

Gross profit	261,439
58,483

Operating Expenses
Depreciation	48,854
11,331

Bank charges	470
88

Bad debt	135,177
-

Commission	3,406
-

Consulting	50,628
28,213

Promotions and entertainment	378
585

Office	4,359
309

Professional fees	28,799
9,602

Rent	2,343
-

Travel	1,856
12,617

	276,270
62,745

	$(14,831)	$
(4,262)

Other income and (expenses)
Interest expense	(6,381)
-

Gain on foreign exchange	190
4,333

Gain on sale of property, plant and equipment	516
-

	$(5,675)	$
71

Earnings (loss) before
Provision for income tax
	(20,506)
71

Deferred tax benefits	(8,724)
-

Net earnings (loss) for the year	(11,782)
71

Weighted average common shares outstanding	6,319,973	$
5,000,000

Earnings (loss) per share	$(0.001864)	$
0.000014

The accompanying notes are an integral part of these financial statements.

PRIME EQUIPMENT INC. STATEMENT 3

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

Year ended December 31, 2002 and 2001

(U.S. Dollars)

	Number of Common Stock	Common Stock and Additional Paid-in Capital	Retained Earnings (Deficit)	Other Comprehensive Income	Total
Issuance of stock for cash March 16, 2001	5,000,000	1	-	-	1
Net Income for the year	-	-	71	-	71
Effect of foreign exchange	-	-	-	(2)	(2)

Balance, December 31, 2001	5,000,000	1	71	(2)	70
Reverse aquisition
Pre-acquisition share of Prime Equipment Inc (Note 2)	4,046,000	-	-	-	-
Issuance of shares for Reverse acquisition of Prime Teleservices Inc. July 18, 2002	5,000,000	1	-	-	1
Net deficit aquired from subsidiary	-	-	(144,957)	-	(144,957)
Less exchange of Prime Teleservices Inc.'s shares	(5,000,000)	-	-	-	-

Balance after reverse acquisition	9,046,000	2	(144,886)	(2)	(144,886)
Net loss for the year	-	-	(11,782)	-	(11,782)
Effect of foreign exchange	-	-	-	(121)	(121)
Balance, December 31, 2002	9,046,000	$2	$(156,668)	$(123)	(156,789)

The accompanying notes are an integral part of these financial statements.

PRIME EQUIPMENT INC. STATEMENT 4

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31, 2002

(U.S. Dollars)                                                                                                 2002                 2001

Cash flows from (for) operating activities:
Net Earnings (loss)
	$(11,782)	71

Adjustment to reconcile net earnings (loss) to net cash provided by operating activities:

Issuance of stock for services rendered
	500
Depreciation
	48,854	11,331
Gain on sale of property, plant and equipment
	(516)	-
Deferred income tax
	(8,724)	-
Increase in accounts receivable
	(8,714)	(144,168)
Increase in inventory
	(89,009)	-
Decrease (increase) in pre-paid expenses
	120,769	(120,000)
Increase in accrued interest
	3,126	-
Increase in accounts payable and accrued liabilities
	120,494	244,616
Increase in customer deposits
	12,000	45,000
Increase (decrease) in government agencies payables
	14,648	(4,379)
	201,646	32,471

Cash Flows from (for) investing activities:

Purchase of property, plant and equipment
	$(21,526)	$(114,942)
Decrease (increase) in lease receivable
	30,138	(30,024)
	8,612	(144,966)

Cash flows from (for) financing activities:
Advances from (repayment to) stockholders
	(33,868)	169,961
Advances from (repayment to) director
	(3,897)	3,897
Issurance of common shares
	1	1
	(37,764)	173,859

Effect of exchange rate changes on cash	(15,345)	(7,264)

Increase in cash	157,149	54,100

Cash, beginning of year	54,100	-

Cash, end of year	$211,249	$54,100

Supplemental Disclosure
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash activities:

500,000 preferred shares were issued for services rendered in connection with the reverse acquisition

The accompanying notes are an integral part of these financial statements.

PRIME EQUIPMENT INC.

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

(U.S. Dollars)

1. NATURE OF BUSINESS

The Company was incorporated on December 18, 1998, under the laws of the State of Nevada.

On July 18, 2002, the Company acquired 100% of the shares of Prime Teleservices Inc., a Canadian corporation which had changed its name from IP Teleservices Inc. on June 3, 2002.

The Company's subsidiary, Prime Teleservices Inc., is a telecommunication company in "softswitch" Voice over Internet Protocol (VoIP) implementation on a global scale. It will generate significant traffic volume from retail, wholesale and franchising opportunities world wide.

Prime Teleservices Inc. was started by a team of experienced telecom marketers and software developers. Its objective is to build and develop a Global Voice Services Backbone Network that connects to VoIP Gateways and Call Management Data Centres spanning the globe. It has successfully built a software based VoIP application platform that enables VoIP Network that will link its presence in North America to Asia and Europe. This in turn provides many opportunities for the Company to develop business opportunities in the retail, wholesale and franchising sectors.

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

The acquisition by the Company of the shares of Prime Teleservices Inc. on July 18, 2002 was accounted for as a reverse acquisition whereby Prime Teleservices Inc. is considered the acquiring company. The comparative figures presented are those of Prime Teleservices Inc.

Reverse acquisition

On July 18, 2002, the Company completed an agreement with the shareholders of Prime Teleservices Inc. whereby the Company issued 5,000,000 common shares in exchange for all the issued and outstanding shares of Prime Teleservices Inc. as well as the rights to the software platform, which was owned by the parent company of Prime Teleservices, Inc. The software platform has been recorded at a cost of $1. The Company also issued 500,000 preferred shares for services rendered in connection with this acquisition. No cash was transacted.

The acquisition has been accounted for as a reverse acquisition using the purchase method, and accordingly, for financial statement reporting purposes, the net assets of Prime Teleservices Inc. have been included in the consolidated balance at book values, and the net assets of Prime Equipment Inc. have been recorded at fair market value at the date of acquisition. The consolidated operations of the Company for the period from January 1, 2002 to the date of acquisition, July 18, 2002, are those of Prime Teleservices, Inc. and exclude the results of operations of Prime Equipment, Inc. The results of Prime Equipment, Inc. are included in the consolidated statements of operations from the date of acquisition.

PRIME EQUIPMENT INC.

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

(U.S. Dollars)

Reverse acquisition (continued)

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

Inventory

Inventory is recorded at the lower of cost and net realizable value. No reserve for obsolete and slow-moving inventories is deemed necessary.

Deferred income taxes

Deferred income taxes have resulted from reporting certain items for income tax purposes on a basis which differs from accounting policies. Effective corporate tax rates are 40% and 15% for the Company's Canadian and United States operations respectively for both 2002 and 2001. Deferred tax benefits of $8,724 pertains to the Canadian operation.

Revenue recognition

Telecommunication products and services:

Revenue is recorded net of trade discounts and allowances upon shipment of products or rendering of services and when all significant contractual obligations have been satisfied and collection is reasonably assured. The standard billing terms granted to customers are due upon invoices issued to customers.

PRIME EQUIPMENT INC.

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

(U.S. Dollars)

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

  LEASE RECEIVABLE

		2002	2001
Equipment Leased Out
	Aggregate of payments receivable	$-	$33,454
	Less: unearned interest	-	(3,740

		-	29,714
	Less: current portion	-	17,189

		$-	$12,525

  The lease has been terminated during the last quarter of the fiscal year. The Company recovered the assets for its own use.

  PRIME EQUIPMENT INC.

  (Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  December 31, 2002 and 2001

  (U.S. Dollars)

  PROPERTIES, PLANT AND EQUIPMENT

			2002	2001
	Cost	Accumulated Amortization	Net Book Value	Net Book Value

Computer Equipment	$11,448	$5,772	$5,676	$8,080
Telephone Equipment	140,944	53,488	87,456	94,811
Software	1	-	1	-

	$152,393	$59,260	$93,133	$102,891

  NOTE PAYABLE

  The promissory note payable is unsecured, maturing April 30, 2003 with a simple interest rate at 10% per annum.

  NOTES PAYABLE TO STOCKHOLDERS

The promissory notes payable are unsecured, due on demand with interest at the rate of 8% per annum, compounded annually. In the event of default by the Company, the interest rate increases to 10%.

7. LOAN PAYABLE

	2002	2001

Bove Telecom Services Inc.	$31,176	$30,879

The Company has loans payable, which are non-interest bearing and have no specific repayment terms. The lenders stated that they will not request payment within the next fiscal year.

8. DUE TO STOCKHOLDERS

	2002	2001

Best Holding Limited	$20,239	$68,011
Media Fund Limited	61,197	68,011

Total	$81,436	$136,022

.

PRIME EQUIPMENT INC.

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

(U.S. Dollars)

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
500,000 preferred shares

10. STOCK SPLIT

On March 23, 2002, the predecessor company, Prime Teleservices Inc. split its common shares by a ratio of 5,000,000 to 1. The consolidated statement of stockholders' deficit was prepared assuming that the split occurred as of January 16, 2001.

11. PRO FORMA FINANCIAL STATEMENTS

The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company with Prime Teleservices, Inc. for the year ended December 31, 2002 and 2001 as if the acquisitions of Prime Teleservices, Inc. took place at the beginning of the years presented.

Pro-forma Consolidated Balance Sheet
	2002	2001
Assets
Current Assets	$460,027	$339,122
Long-term assets	93,133	241,395

	553,160	580,517
Liabilities and stockholders' equity
Current liabilities	596,837	354,018
Long-term liabilities	112,612	225,897

	709,448	579,915
Stockholders' equity (deficit)	(156,288)	602

	$553,160	$580,517

PRIME EQUIPMENT INC.

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

(U.S. Dollars)

Pro-forma Consolidated Income Statement
	2002	2001

Revenues	$976,406	$186,975
Operating costs and expenses	1,012,988	260,250

Operating profit (loss)	(36,582)	(73,275)
Other income (expenses)	7,497	600

Earnings (loss) before taxes	(29,085)	(72,675)
Income taxes	8,724	-

Net earnings (loss) for the year	$(20,361)	$(72,675)

Weighted average common shares outstanding	9,046,000	9,046,000

Earnings (loss) per share	$(0.002)	$(0.008)

13. COMPARATIVE FIGURES

Certain balances of the preceding period have been reclassified to conform with the current year's financial statement presentation.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

There have been no disagreements on accounting and financial disclosure matters. On October 24, 2002, the Company dismissed David Coffey, CPA and retained the services of Evancic Perrault and Robertson as the Company's independent auditors. This was accomplished because of the Company's proximity to its new auditors.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the directors and executive officers of the Company, their ages, and all positions held with the Company.

Name	Age	Position(s)
Alexander J. Martyniak	38	Director
Piero Dante Guglielmi	37	President, Secretary

Mr. Piero Dante Guglielmi received training in international marketing from Simon Fraser University in Vancouver, British Columbia. Between 1989 and 1996, he was in charge of research and development, as well as, corporate filing for North American Fire Guardian Technology, Inc. From 1996 until January 2001 Mr. Guglielmi was in charge of technical marketing and a director of North American Fire Guardian Technology, Inc. In January 2001, North American Fire Guardian Technology Inc. underwent corporate restructuring, and the company's name was changed to Rival Technologies Inc. In August 2002, Mr. Guglielmi was elected President by the shareholders of Rival Technologies and remains in the position presently.

Mr. Alexander J. Martyniak received a diploma in International Business from Langara College, in Vancouver, B.C. From 1992 to 1994, Mr. Martyniak owned and operated Primalex Development, in New Westminster, B.C. Primalex was an interior finishing and painting contract company. From 1994 to 1996, he was the owner and operator of Pronto Moda Clothing, Vancouver, B.C., a clothing importer and distributor. During 1997, Mr. Martyniak was on a Co-op Work Team for Industry Canada, in Vancouver, B.C. On that team, he marketed Internet training and trained business owners and managers on the business applications of the Internet. Since May of 1998, Mr. Martyniak has been the commercial attache and Business Development Manager for the Italian Chamber of Commerce of British Columbia. In that position, he assists Italian and Canadian companies in bilateral trade and investment, organizes trade missions and business meetings, organizes promotional events, conducts market research and writes marketing reports; does business and marketing consulting, cultivates relationships with the Chamber's members, and is responsible for public relations with the business community and governments.

Currently there are no agreements or understanding for any officer or director to resign at the request of another person and that none of the officers or directors are acting on behalf of or will act at the direction of any other person.

Item 10. Executive Compensation.

There has been no executive compensation in any form. It is anticipated that the officers and directors will receive compensation as sales of equipment and services are achieved, including salaries and stock compensation. The Company has allotted $250,000 in its Plan of Operation for "Administrative Expenses." None of the planned administrative expenses include compensation for any of the officers or directors of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following is a table detailing the current shareholders of our stock who own 5% or more of the common stock, and shares owned by our Directors and Officers:

Title of Class	Name and Address of Beneficial Owner	Business Nature of Corporations and Affiliation to Officers or Directors of Company	Amount and nature of beneficial ownership	Percent of Class
Common	Media Fund limited Mr. Lau Kwai Shing 7A, 17/F, Blk A, Hyde Tower, Kung Lok Rd., Kwun Tong, Hong Kong	Privately held company acting as a holding company for various investments No affiliation	900,000	9.9%
Common	Virgo Enterprises Co. Mr. Wong Yu Shun Flat A, Supreme Ind'l Bldg, 15-17 Shan Mei St., Fo Tan, N, Hong Kong	Privately held company acting as a holding company for various investments No affiliation	720,000	7.9%
Common	Ms. Kam-Lan Mak 24/Flat 2, Ka Wo House, Po Nga Court, Taipo, NT, Hong Kong	Private investor No affiliation	680,000	7.5%
Common	Best Holding Limited Ms. Tong Ka Wing #14, G/F, Third Lane, Siu Lek Yuen Village, Shatin, Hong Kong	Privately held company acting as a holding company for various stock investments No affiliation	900,000
9.9%

Common	Best Reliance Limited Ms. Jerry Cheung Unit 7, 4/f, Block C, 491 Castle Peak Road, Kowloon, Hong Kong	Privately held company acting as a holding company for various investments No affiliation	600,000	6.6%
Common	Ms. Lai-Bing Fung Rm 1012, Blk B, Cornhill Garden, Quarry Bay, Hong Kong	Private investor No affiliation	800,000	8.8%
Preferred	Polinvest, LTD Elizabeth Biachi-Roos Morgan & Morgan Trust Corporation Ltd. Pasea Estate, Road Town, Tortola (B.V.I.)	Privately held company acting as a holding company for various stock investments No affiliation	500,000	100%

Item 12. Certain Relationships and Related Transactions.

No persons who may, in the future, be considered a promoter will receive or expect to receive assets, services or other consideration from us. No assets will be or are expected to be acquired from any promoter on behalf of our company. We have not entered into any agreements that require disclosure to our shareholders.

Item 13. Exhibits and Reports on Form 8-K

Exhibits

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously filed
23	Consent of Auditor	Included

Reports on Form 8-K

On July 25, 2002, a share exchange agreement between Net Magic and the Company was filed on form 8-K. On October 29, 2002, a notification of change in accountants was filed on form 8-K..

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIME EQUIPMENT, INC.

/s/ Perry Guglielmi

Perry Guglielmi, President

Dated: April 15, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alexander J. Martyniak

Alexander J. Martyniak, Director

Dated: April 15, 2003

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Perry Guglielmi, certify that:

1. I have reviewed this annual report on Form 10-KSB of Prime Equipment, Inc. for the year ended December 31, 2002;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying offering officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ Perru Gugliemi

Perry Guglielmi

President