Form 10QSB
period 2003-03-31
PRIME EQUIPMENT INC
filed 2003-05-20
CIK 1080725

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        for the period ended March 31, 2003

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,046,000 shares common stock issued and outstanding as of March 31, 2003.

Transitional Small Business Disclosure Format (check one) Yes _____ No   X

PART I - FINANCIAL INFORMATION

PRIME EQUIPMENT INC.

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

Consolidated Financial Statements

(Unaudited)

March 31, 2003 and 2002

(U.S. Dollars)

PRIME EQUIPMENT INC. CONTENTS

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

March 31, 2003 and 2002

(U.S. Dollars)

        INDEPENDENT ACCOUNTANTS' REPORT

        CONSOLIDATED BALANCE SHEETS                                                         STATEMENT 1

        CONSOLIDATED STATEMENTS OF EARNINGS                                         STATEMENT 2

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)    STATEMENT 3

        CONSOLIDATED STATEMENTS OF CASH FLOWS                                    STATEMENT 4

        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

EVANCIC PERRAULT ROBERTSON

CERTIFIED GENERAL ACCOUNTANTS

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders

Prime Equipment Inc.

We have reviewed the accompanying consolidated balance sheet of Prime Equipment Inc. as at March 31, 2003 and 2002 and the consolidated statements of earnings, stockholders' deficit and cash flows for the three months ended March 31, 2003 and 2002. These consolidated financial statements are the responsibility of Prime Equipment, Inc.'s management.

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

May 14, 2003

2nd Floor, 566 Lougheed Highway, Coquitlam, BC V3S 3S3

Telephone (604) 936-4377 Fax (604) 936-8376

Website: http//epr.ca Email: epr@eprcoq.ca

Office Across Canada

Affiliates Around the World

PRIME EQUIPMENT INC. STATEMENT

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

CONSOLIDATED BALANCE SHEETS

March 31, 2003 and 2002

(U.S. Dollars)

                                                                                                           2003                           2002

ASSETS

Current:

     Cash                                                                                         $      231,068                 $       48,440

     Accounts receivable, net of allowance for doubtful accounts

            (2003 - $149,982) (2002 - $-)                                                       201,452                         272,424

            (Billed:  2003 - $201,452, 2002 - $102,283)

            (Unbilled:  2003 - NIL, 2002 - $170,141)

     Current portion of lease receivable - note 3                                                -                                11,563

     Inventory                                                                                            21,470                              -

     Prepaid expenses                                                                                 1,417                              -

                                                                                                            455,407                         332,427

Lease receivable                                                                                         -                                18,125

Property, plant and equipment - note 4                                                      86,440                         108,484

Due from stockholder                                                                                  -                                  1,507

Deferred tax assets                                                                                  13,505                            1,882

                                                                                                     $      555,352                  $      462,425

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities

Current:

     Note payable - note 5                                                                 $       25,000                 $           -

     Note payable to stockholders - note 6                                                   77,143                              -

     Accrued interest                                                                                 15,111                              -

     Accounts payable and accruals                                                          415,259                         215,107

     Customer deposits                                                                              31,996                          25,072

     Government agencies payable                                                               5,898                               633

     Corporate taxes payable                                                                      11,580                          21,327

                                                                                                            581,987                         262,139

Due to director                                                                                            -                                  3,789

Loans payable - note 7                                                                             33,504                          30,851

Due to stockholders  - note 8                                                                    87,517                         135,904

Preferred stock - note 9                                                                                500                              -

                                                                                                            703,508                         432,683

Stockholders' equity (deficit)

     Common stock  - note 9                                                                              2                                  1

     Other comprehensive income                                                      2,279                            1

     Retained earnings (deficit)                                                                (150,437)                          29,740

                                                                                                          (148,156)                          29,742

                                                                                                     $      555,352                  $      462,425

On behalf of the Board: _________________________Director ________________________Director

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT INC. STATEMENT

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

CONSOLIDATED STATEMENTS OF EARNINGS

For the three months ended March 31, 2003 and 2002

(U.S. Dollars)

                                                                                                              2003                          2002

Revenue                                                                                      $       221,208                  $ 263,769

Cost of goods sold                                                                                100,864                    171,597

Gross profit                                                                                           120,344                      92,172

Operating expenses

     Depreciation                                                                                       13,269                      10,467

     Bank charges                                                                                           58                          222

     Bad debts                                                                                          43,481                         -

     Commissions                                                                                         -                             3,355

     Consulting                                                                                          12,888                      28,224

     Promotions and entertainment                                                                  274                         -

     Office                                                                                                     921                         -

     Professional fees                                                                                  9,562                         -

     Rent                                                                                                    4,410                         -

                                                                                                              84,863                       42,268

                                                                                                              35,481                      49,904

Other income (expenses)

     Interest expense                                                                                 (3,091)                         -

     Loss on foreign exchange                                                                  (18,995)                     (1,300)

     Gain on sale of property, plant and equipment                             -                              509

                                                                                                           (22,086)                        (791)

Earnings before

     provision for income taxes                                                               13,395                       49,113

Provision for Income taxes

     Current                                                                                               11,259                      21,325

     Deferred income tax benefits                                                                (4,096)                     (1,882)

                                                                                                               7,163                      19,443

Net earnings for the period                                                         $          6,232             $       29,670

Weighted average

     common shares outstanding                                                       9,046,000                  5,000,000

Earnings per share                                                                      $         0.0007              $       0.0059

Diluted weighted average

     common shares outstanding                                                     14,046,000                  5,000,000

Diluted earnings per share                                                      $          0.0004               $       0.0059

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT INC. STATEMENT

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three months ended March 31, 2003 and 2002

(U.S. Dollars)

                                                   Number      Common Stock

                                                        of                    and             Retained              Other

                                                   Common         Additional         Earnings     Comprehensive

                                                     Stock        Paid-in Capital      (Deficit)            Income         Total

Balance, December  31, 2001          5,000,000                     1                  71                      (2)                          70

Net income for the period                        -                      -                  29,670                      -                      29,670

Effect of foreign exchange                       -                      -                        (1)                      3                     2

Balance March 31, 2002                 5,000,000                     1            29,740                      1                     29,742

Reverse Acquisition

       Pre-acquisition shares of

       Prime Equipment Inc.

       (Note 2)                                  4,046,000                -                     -                           -                      -

       Issuance of common shares for

       reverse acquisition of Prime

       Teleservices, Inc.

       on July 18, 2002                      5,000,000                     1               -                           -                           1

       Net deficit acquired from

       subsidiary                                      -                      -              (144,957)                      -                 (144,957)

       Less exchange of Prime

        Teleservices Inc.'s shares      (5,000,000)                -                     -                           -                      -

Balance adjusted for reverse

       acquisition                              9,046,000                     2         (115,217)                      1               (115,214)

Net loss for balance of the year               -                      -                (41,452)                      -                  (41,452)

Effect of foreign exchange                       -                      -                     -                      (124)                (124)

Balance, December 31, 2002           9,046,000                     2        (156,669)                 (123)                (156,790)

Net income for the period                        -                      -                   6,232                      -                      6,232

Effect of foreign exchange                       -                      -                     -                     2,402               2,402

Balance, March 31, 2003              9,046,000    $               2   $    (150,437)              $ 2,279          $(148,156)

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT INC. STATEMENT

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2003 and 2002

(U.S. Dollars)

                                                                                                                 2003                        2002

Cash flows from (for) operating activities:

     Net earnings for the period                                                         $          6,232                 $       29,670

     Adjustments to reconcile net earnings to net cash provided by operating activities:

          Depreciation                                                                                  13,269                          10,467

          Gain on sale of property, plant and equipment                                      -                                  (509)

          Deferred income taxes                                                                    (4,096)                         (1,882)

          Increase in accounts receivable                                                     (38,955)                       (132,383)

          Decrease in inventory                                                                     71,702                              -

          Decrease in prepaid expenses                                                            -                              120,000

          Increase in accrued interest                                                              1,542                              -

          Decrease in accounts payable and accrued liabilities                      (23,652)                        (22,476)

          Decrease in customer deposits                                                     (25,000)                        (20,000)

          Increase (decrease) in government agencies payable                        (4,917)                            4,932

          Increase in corporate taxes payable                                                 11,259                          21,327

                                                                                                                7,384                            9,146

Cash flows from (for) investing activities:

     Purchases of property, plant and equipment                                             -                              (21,619)

     Proceeds on disposal of property, plant and equipment                              -                                  5,923

                                                                                                                  -                              (15,696)

Effect of exchange rate changes on cash                                             12,435                               890

Increase (decrease) in cash                                                                   19,819                           (5,660)

Cash, beginning of period                                                                   211,249                          54,100

Cash, end of period                                                                      $      231,068                  $       48,440

Supplemental Disclosures

Interest paid                                                                                   $           -                       $           -

Income taxes paid                                                                          $           -                       $           -

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT INC.

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 and 2002

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

Reverse acquisition (continued)

The cost of the acquisition is the assumption of the net liability position of Prime Equipment, Inc. as at July 18, 2002 and consists of:

Accounts payable                                                                                   $       53,841

Note payable                                                                                                   71,505

Interest payable                                                                                               10,443

Loan from stockholders                                                                                     9,168

Total liabilities assumed on acquisition                                                 $      144,957

Cash and cash equivalents

Cash and cash equivalents includes cash and those short-term market instruments which, on acquisition, have a term to maturity of three months or less.

Property, plant and equipment

Property, plant and equipment are recorded at cost. Depreciation is provided annually on a straight-line basis over a period of three years to write-off assets over their estimated useful lives.

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

Deferred income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109", "Accounting for Income Taxes". Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Effective corporate tax rates for the Company's Canadian operation are 37.62% and 40% for 2003 and 2002 respectively . Effective corporate tax rates for the Company's Untied States operation are 15% for both 2003 and 2002.

Revenue recognition

Telecommunication products and services:

Revenue is recorded net of trade discounts and allowances upon shipment of products or rendering of services and when all significant contractual obligations have been satisfied and collection is reasonably assured. The standard billing terms granted to customers are due upon invoices issued to customers.

Earnings per share (EPS)

Basic EPS is determined using net earnings divided by the weighted average shares outstanding during the year. Diluted EPS is computed by dividing net earnings by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

As the acquisition has been recorded as a reverse acquisition, EPS for 2003 was calculated using the number of shares outstanding after the acquisition. The EPS for 2002 was calculated using the number of shares issued in the reverse acquisition.

Translation of foreign currencies

The functional currency of the Company is the United States dollar. The financial statements of the Company's operations whose functional currency is other than the United States dollar are translated from such functional currency to United States dollars using the current rate method. Under the current rate method, assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses, including gains and losses on foreign exchange transactions, are translated at average rates for the year. Where the current rate method is used, the unrealized translation gains will be accumulated in other comprehensive income under the shareholders' equity section.

Financial instruments

The estimated fair value of cash and equivalents, accounts receivable, loans receivables, and accounts payable and accrued liabilities approximate their carrying amounts in the financial statements. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial statements.

3. LEASE RECEIVABLE

                                                                                                         March 31        March 31

                                                                                                             2003            2002

Equipment leased out

                            Aggregate of payments receivable                               $           -        $       33,424

                            Less: unearned interest                                                          -                 (3,736)

                                                                                                                        -                 29,688

                            Less: current portion                                                              -                 11,563

                                                                                                           $           -        $       18,125

The lease has been terminated during the last quarter of 2002. The Company recovered the assets for its own use.

4. PROPERTY, PLANT AND EQUIPMENT

                                                                                                                      March 31        March 31

                                                                                                                  2003               2002

                                                                                             Accumulated    Net Book        Net Book

                                                                              Cost        Depreciation       Value             Value

       Computer equipment                $       12,303                       $ 7,228              $ 5,075           $          7,237

       Telephone equipment                      151,468                        70,104              81,364                    101,247

       Software                                                     1                          -                            1                        -

                                                         $      163,772                     $ 77,332           $ 86,440        $          108,484

5. NOTE PAYABLE

The promissory note payable is unsecured, maturing April 30, 2003 with a simple interest rate at 10% per annum.

6. NOTES PAYABLE TO STOCKHOLDERS

The promissory notes payable are unsecured, due on demand with interest at the rate of 8% per annum, compounded annually. In the event of default by the Company, the interest rate increases to 10%.

7. LOANS PAYABLE

                                                                                        March 31                 March 31

                                                                                    2003                     2002

            Bove Telecom Services Inc.                                $ 33,504                 $ 30,851

The Company has loans payable which are non-interest bearing and have no specific repayment terms.

The lenders stated that they will not request payment within the next fiscal year.

8. DUE TO STOCKHOLDERS

                                                                                                March 31         March 31

                                                                                          2003                 2002

        Best Holding Limited                                                         $ 21,750             $ 67,952

        Media Fund Limited                                                             65,767                67,952

        Total                                                                              $ 87,517            $ 135,904

The Company has loans payable to its stockholders which are non-interest bearing and have no specific repayment terms. The stockholders stated that they will not request repayment within the next fiscal year.

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

Issued and outstanding: 9,046,000 common shares

500,000 preferred shares

10. PROVISION FOR INCOME TAXES

The provision for income taxes of the Company consists of the following:

                                                                                                            March 31         March 31

                                                        Income (loss)     Tax rates     2003                 2002

            Canadian operation

                    Current taxes                                                                     $ 11,259         $ 21,325

                    Deferred taxes benefits                                                          (2,658)            (1,882)

                                                                $ 22,985              37.62%         $ 8,601         $ 19,443

            U.S. operation

                    Current taxes                                                                             -                    -

                    Deferred taxes benefits                                                         (1,438)                 -

                                                                $ (9,590)             15.00%          (1,438)                 -

                                                                                                             $ 7,163         $ 19,443

At March 31, 2003 the Company had a deferred tax asset of $13,505.

Deferred income taxes result from significant temporary differences between income for financial reporting purposes and taxable income. This difference arose principally from the use of accelerated tax depreciation.

At March 31, 2003, the Company has net operating tax losses from its Nevada operation of

$9,590 which is available for carryforward to future years. These tax losses will expire in the year ending December 31, 2023 for tax purposes.

11. STOCK SPLIT

On March 23, 2002, the predecessor company, Prime Teleservices Inc. split its common shares by a ratio of 5,000,000 to 1. The consolidated statements of stockholders' deficit were prepared assuming that the split occurred as of January 1, 2002.

12. PRO FORMA FINANCIAL STATEMENTS

The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company with Prime Teleservices, Inc. for the three months ended March 31, 2003 and 2002 as if the acquisitions of Prime Teleservices, Inc. took place at the beginning of the periods presented.

       Pro-forma Consolidated Balance Sheet

                                                                                                         2003             2002

       Assets

       Current assets                                                                                 $       455,407 $       336,189

       Long-term assets                                                                                        99,945          131,314

                                                                                                                      555,352          467,503

       Liabilities and stockholders' deficit

       Current liabilities                                                                                       581,986          341,487

       Long-term liabilities                                                                                   121,021          227,231

                                                                                                                      703,007          568,718

       Stockholders' deficit                                                                                (147,655)        (101,215)

                                                                                                              $       555,352 $       467,503

       Pro-forma Consolidated Income Statement

                                                                                                         2003             2002

       Revenues                                                                                         $       221,208 $       263,769

       Operating costs and expenses                                                                   185,728          223,123

       Operating profit                                                                                           35,480           40,646

       Other income (expenses)                                                                          (22,085)              (791)

       Earnings before provision for taxes                                                               13,395           39,855

       Income taxes                                                                                               7,163           18,129

       Net earnings for the period                                                                 $          6,232 $         21,726

Weighted average common shares outstanding                                         9,046,000       9,046,000

Earnings per share                                                                           $         0.0007 $         0.0024

Diluted weighted average common shares outstanding                             14,046,000     14,046,000

Diluted earnings per share                                                                 $         0.0004 $         0.0015

13. LEASE COMMITMENTS

The Company has entered into a lease agreement expiring September 30, 2005. Minimum annual lease payments for the next three years are as follows:

2003                         $ 7,210

2004                            7,798

2005                            6,180

The Company also requires to pay common area costs monthly in addition to the minimum lease payments.

14. COMPARATIVE FIGURES

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

Revenue and expenses

The Company did not receive revenues from operations during the two‑year period preceding the merger with Prime Teleservices.  The Company has achieved revenue from operations after the date of the merger.  The total amount of receivables collected in cash from January 1, 2003 to March 31, 2003 is $221,208.

The Company has incurred foreign translation losses of $18,995 due to the decrease in U.S. dollars to Canadian dollars since Prime Teleservices is operating in Canada.

Liquidity

-         The Company has been generating revenues from sales of its products.  Although it operated at a loss for the fourth quarter of 2002, the Company produced net income for the three months ending March 31, 2003.  While future events are uncertain, the Company expects that the revenues for the second quarter will continue.

The Company expects to have to raise additional capital in the next twelve months in order to continue its business plan.

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

The Company hopes to list its stock for trading on the Over-the-Counter Bulliten Board (OTCBB) within the next quarter, which may increase its chances to raise capital.  However, with the weak stock market and concerns about stocks in general, the Company still may face

If the Company is unable to secure financing through the sale of common stock, it may have to adjust its business plan and reduce its future goals.

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

Effective Corporate Tax Rate

Deferred income taxes have resulted from reporting certain items for income tax purposes on a basis, which differs from accounting policies.  Deferred income taxes do not affect the corporate tax rate.  The deferred taxes are recorded because there is a difference between the amortization rate the company has taken and the amortization that is taken for taxes purposes.  The effective corporate tax rates are 40% and 15% for the Company's Canadian and United States operations respectively for both 2002 and 2003.

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

PRIME EQUIPMENT, INC.

/s/ Perry Guglielmi

Perry Guglielmi

Secretary and Duly Authorized Officer

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Perry Guglielmi, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Prime Equipment, Inc. for the quarter ended March 31, 2003;

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

Date:    May 20, 2003.

/s/ Perry Guglielmi

By:  P. Guglielmi

Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Prime Equipment, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending March 31, 2003, as filed with the Securities and Exchange Commission (the "Report"), I, Perry Guglielmi, President and Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Perry Guglielmi

Perry Guglielmi

President and Chief Financial Officer