Form 10KSB/A
period 2002-12-31
PRIME EQUIPMENT INC
filed 2003-06-12
CIK 1080725

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amended Form 10-KSB

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

Losses in the fourth quarter of 2002 were mainly due to the write-off of amounts owed from two customers, one of whom has become insolvent, and another who is currently disputing the total amount owed. Those bad receivables were recorded in the Company's financial statement as $135,177. However, the total of the losses due to insolvency and dispute amounts to $139,598.62. The difference is due to exchange rate conversions. The two customers with disputed amounts are San Yu Trading, which owed $64,597.36 (insolvent) and OMC, which owed $75,001.26 (disputing 50% of the total owed of $150,002.53). The Company continues to attempt to collect the receivables owed, but is not confident that it will be able recover any of those amounts.

The Company will have to raise additional capital in the next twelve months in order to continue its business plan.

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

December 31, 2002 and 2001

(U.S. Dollars)

                 INDEPENDENT AUDITORS' REPORT

                 CONSOLIDATED BALANCE SHEETS                                                STATEMENT 1

                 CONSOLIDATED STATEMENTS OF EARNINGS                                 STATEMENT 2

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT         STATEMENT 3

                 CONSOLIDATED STATEMENTS OF CASH FLOWS                            STATEMENT 4

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

EVANCIC PERRAULT ROBERTSON

CERTIFIED GENERAL ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders

Prime Equipment Inc.

We have audited the consolidated balance sheet of Prime Equipment Inc.   as of December 31, 2002 and 2001 and the  consolidated statements of earnings, stockholders' deficit and cash flows  for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of Prime Equipment Inc. as of December 31, 2001, were audited by other auditors whose report dated February 4, 2002, expressed an unqualified opinion on those statements.

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

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Prime Equipment Inc. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

CERTIFIED GENERAL ACCOUNTANTS

Coquitlam, B.C.

March 19, 2003

2nd Floor, 566  Lougheed Highway, Coquitlam,  BC  V3S 3S3

Telephone (604) 936‑4377  Fax (604) 936‑8376

Website: http//epr.ca  Email: epr@eprcoq.ca

Office Across Canada

Affiliates Around the World

PRIME EQUIPMENT INC.                                                                                       STATEMENT

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

(U.S. Dollars)

                                                                                                           2002                           2001

ASSETS

Current:

     Cash                                                                                         $      211,249                 $       54,100

     Accounts receivable, net of allowance for doubtful accounts

      (2002 - $75,000) (2001 - $-)

      (Billed: 2002 - $144,942, 2001 - $10,328)

      (Unbilled: 2002 - $5,231, 2001 - $131,328)                                          150,173                         141,656

     Current portion of lease receivable - note 3                                                -                                16,265

     Government agencies receivable                                                              -                                  4,345

     Inventory                                                                                            88,602                              -

     Prepaid expenses                                                                                 1,319                         119,999

                                                                                                            451,343                         336,365

Lease receivable                                                                                         -                                13,450

Property, plant and equipment - note 4                                                      93,133                         102,891

Deferred tax assets                                                                                   8,684                              -

                                                                                                     $      553,160                  $      452,706

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities

Current:

     Note payable - note 5                                                                 $       25,000                 $           -

     Note payable to stockholders - note 6                                                   77,143                              -

     Accrued interest                                                                                 13,569                              -

     Accounts payable and accruals                                                          413,931                         237,795

     Customer deposits                                                                              57,000                          44,148

     Government agencies payable                                                              10,194                              -

                                                                                                            596,837                         281,943

Due to director                                                                                            -                                  3,792

Loans payable - note 7                                                                             31,176                          30,879

Due to stockholders  - note 8                                                                    81,436                         136,022

Preferred stock - note 9                                                                                500                              -

                                                                                                            709,949                         452,636

Stockholders' deficit

     Common stock  - note 9                                                                              2                                  1

     Other comprehensive income                                                      (123)                             (2)

     Retained earnings (deficit)                                                                (156,668)                                 71

                                                                                                          (156,789)                                 70

                                                                                                     $      553,160                  $      452,706

On behalf of the Board:  __________________________Director  ________________________ Director

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT INC.                                                                                       STATEMENT

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

CONSOLIDATED STATEMENTS OF EARNINGS

Year ended December 31, 2002 and 2001

(U.S. Dollars)

                                                                                                              2002                          2001

Revenue                                                                                      $       976,406                $   186,975

Costs of goods sold                                                                              714,967                     128,492

Gross profit                                                                                           261,439                       58,483

Operating expenses

     Depreciation                                                                                       48,854                      11,331

     Bank charges                                                                                          470                            88

     Bad debts                                                                                         135,177                         -

     Commissions                                                                                       3,406                         -

     Consulting                                                                                          50,628                      28,213

     Promotions and entertainment                                                                  378                          585

     Office                                                                                                   4,359                           309

     Professional fees                                                                                28,799                       9,602

     Rent                                                                                                    2,343                         -

     Travel                                                                                                   1,856                      12,617

                                                                                                             276,270                       62,745

                                                                                                            (14,831)                      (4,262)

Other income and (expenses)

     Interest expense                                                                                 (6,381)                         -

     Gain on foreign exchange                                                                         190                       4,333

     Gain on sale of property, plant and equipment                                            516                          -

                                                                                                              (5,675)                        4,333

Earning (loss) before

     provision for income taxes                                                                  (20,506)                             71

Deferred tax benefits                                                                           (8,724)                         -

Net earnings (loss) for the year                                                   $       (11,782)             $             71

Weighted average

 common shares outstanding                                                           6,319,973                  5,000,000

Earnings (loss) per share                                                             $   (0.001864)              $   0.000014

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

                                                   Common         Additional         Earnings     Comprehensive

                                                     Stock        Paid‑in Capital      (Deficit)            Income         Total

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

Reverse Acquisition

       Pre‑acquisition shares of

       Prime Equipment Inc.

       (Note 2)                                  4,046,000                -                     -                     -                      -

       Issuance of common shares for

       reverse acquisition of Prime

       Teleservices, Inc.

       on July 18, 2002                      5,000,000                     1               -                     -                           1

       Net deficit acquired from

       subsidiary                                      -                      -              (144,957)                      -           (144,957)

       Less exchange of Prime

        Teleservices Inc.'s shares      (5,000,000)                -                     -                     -                      -

Balance after reverse acquisition     9,046,000                  2            (144,886)                 (2)             (144,886)

Net loss for the year                               -                      -               (11,782)                 -                  (11,782)

Effect of foreign exchange                       -                      -                     -                    (121)                  (121)

Balance, December 31, 2002      9,046,000    $              2     $    (156,668)            $ (123)             (156,789)

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT INC.                                                                                       STATEMENT

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31, 2002 and 2001

(U.S. Dollars)

                                                                                                               2002                           2001

Cash flows from (for) operating activities:

     Net Earnings (loss)                                                                    $      (11,782)                 $              71

     Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:

          Depreciation                                                                                  48,854                          11,331

          Issuance of stock for services rendered                                                 500                             -

          Gain on sale of property, plant and equipment                                     (516)                             -

          Deferred income tax                                                                       (8,724)                             -

          Increase in accounts receivable                                                       (8,714)                       (144,168)

          Increase in inventory                                                                     (89,009)                              -

          Decrease (increase) in prepaid expenses                                       120,769                         (120,000)

          Increase in accrued interest                                                              3,126                              -

          Increase in accounts payable and accrued liabilities                        120,494                         244,616

          Increase in customer deposits                                                         12,000                          45,000

          Increase (decrease) in government agencies payable                         14,648                          (4,379)

                                                                                                            201,646                          32,471

Cash flows from (for) investing activities:

     Purchases of property, plant and equipment                                        (21,526)                       (114,942)

     Decrease (increase) in lease receivable                                                 30,138                        (30,024)

                                                                                                                8,612                       (144,966)

Cash flows from (for) financing activities:

     Advances from (repayment to) stockholders                                        (33,868)                         169,961

     Advances from (repayment to) director                                                  (3,897)                            3,897

     Issuance of common shares                                                                        1                                  1

                                                                                                            (37,764)                         173,859

Effect of exchange rate changes on cash                                            (15,345)                          (7,264)

Increase in cash                                                                                  157,149                           54,100

Cash, beginning of year                                                                        54,100                              -

Cash, end of year                                                                         $      211,249                  $       54,100

Supplemental Disclosures

Interest paid                                                                                   $           -                       $           -

Income taxes paid                                                                          $           -                       $           -

Noncash activities:

500,000 preferred shares were issued for services rendered in connection with the reverse acquisition.

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

Cash and cash equivalents

Cash and cash equivalents includes cash and those short‑term market instruments which, on acquisition, have a term to maturity of three months or less.

Property, plant and equipment

Property, plant and equipment are recorded at cost.  Depreciation is provided annually on a straight‑line basis over a period of three years to write‑off assets over their estimated useful lives.

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

Inventory

Inventory is recorded at the lower of cost and net realizable value.   No reserve for obsolete and slow‑moving inventories is deemed necessary.

Deferred income taxes

Prime Equipment Inc. accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes".   Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Earnings (loss) per share (EPS)

Basic EPS is determined using net earnings (loss) divided by the weighted average shares outstanding during the year.  Diluted EPS is computed by dividing net earnings (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.  Since the Company has no common shares that are potentially issuable, such as stock options, convertible securities or warrants, basic and diluted EPS are the same.

Earnings (loss) per share (EPS) (continued)

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

3.     LEASE RECEIVABLE

                                                                                                                                                                                                            2002                                       2001

Equipment leased out

                                    Aggregate of payments receivable                               $           -        $       33,454

                                    Less: unearned interest                                                          -                 (3,740)

                                                                                                                                -                 29,714

                                    Less: current portion                                                              -                 17,189

                                                                                                                   $           -        $       12,525

The lease has been terminated during the last quarter of 2002.  The Company recovered the assets for its own use.

4.  PROPERTY, PLANT AND EQUIPMENT

                                                                                                                   2002               2001

                                                                                             Accumulated    Net Book        Net Book

                                                                              Cost        Depreciation       Value             Value

       Computer equipment                    $       11,448                       $ 5,772             $ 5,676           $          8,080

       Telephone equipment                          140,944                        53,488              87,456                      94,811

       Software                                                     1                          -                            1                    -

                                                       $      152,393                      $ 59,260           $ 93,133          $          102,891

5.   NOTE PAYABLE

The promissory note payable is unsecured, maturing April 30, 2003 with a simple interest rate at 10% per annum.

6.    NOTES PAYABLE TO STOCKHOLDERS

The promissory notes payable are unsecured, due on demand with interest at the rate of 8% per annum, compounded annually.  In the event of default by the Company, the interest rate increases to 10%.

7.     LOANS PAYABLE

                                                                                                          2002                    2001

       Bove Telecom Services Inc.                                                         $       31,176          $       30,879

       The Company has loans payable which are non‑interest bearing and have no specific repayment terms.

       The lenders stated that they will not request payment within the next fiscal year.

8.     DUE TO STOCKHOLDERS

                                                                                                                   2002              2001

       Best Holding Limited                                                                              $       20,239   $       68,011

       Media Fund Limited                                                                                         61,197            68,011

       Total                                                                                                    $       81,436   $      136,022

The Company has loans payable to its stockholders which are non‑interest bearing and have no specific repayment terms.  The stockholders stated that they will not request repayment within the next fiscal year.

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

Issued and outstanding:  9,046,000 common shares

                                       500,000 preferred shares

10.  STOCK SPLIT

On March 23, 2002, the predecessor company, Prime Teleservices Inc. split its common shares by a ratio of 5,000,000 to 1. The consolidated statements of stockholders' deficit were prepared assuming that the split occurred as of March 16, 2001.

11.  PROVISION FOR INCOME TAXES

      The provision for income taxes of the Company consists of the following:

                                                               Income (loss)   Tax rates               2002              2001

       Canadian operation

               Current taxes                                                                           $           -        $           -

               Deferred taxes benefits                                                                    (8,724)                  -

                                                        $     (22,015)              40%                     (8,724)                 -

       U.S. operation

               Current taxes                                                                                      -                      -

               Deferred taxes benefits                                                                        -                      -

                                                                 1,509                15%                        -                       -

                                                       $     (20,506)                                        $ (8,724)       $          -

As of December 31, 2002, the Company has deferred tax assets of $8,684.

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

       Pro-forma Consolidated Balance Sheet

                                                                                                         2002                 2001

       Assets

       Current assets                                                                                 $       460,027 $       339,122

       Long-term assets                                                                                        93,133          241,395

                                                                                                                      553,160          580,517

       Liabilities and stockholders' equity

       Current liabilities                                                                                       596,837          354,018

       Long‑term liabilities                                                                                   112,611          225,897

                                                                                                                      709,448          579,915

       Stockholders' equity (deficit)                                                                    (156,288)                602

                                                                                                              $       553,160 $       580,517

       Pro‑forma Consolidated Income Statement

                                                                                                              2002                 2001

       Revenues                                                                                         $       976,406 $       186,975

       Operating costs and expenses                                                                1,012,988          260,250

       Operating profit (loss)                                                                                (36,582)         (73,275)

       Other income (expenses)                                                                              7,497                600

       Earnings (loss) before taxes                                                                      (29,085)         (72,675)

       Income taxes                                                                                             (8,724)               -

       Net earnings (loss) for the year                                                          $       (20,361) $       (72,675)

Weighted average common shares outstanding                                         9,046,000       9,046,000

Earnings (loss) per share                                                                  $        (0.002) $        (0.008)

13.   COMPARATIVE FIGURES

Certain balances of the preceding period have been reclassified to conform with the current year's financial statement presentation.

EVANCIC PERRAULT ROBERTSON

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

Mr. Piero Dante Guglielmi received training in international marketing from Simon Fraser University in Vancouver, British Columbia. Between 1989 and 1996, he was in charge of research and development, as well as, corporate filing for North American Fire Guardian Technology, Inc. >From 1996 until January 2001 Mr. Guglielmi was in charge of technical marketing and a director of North American Fire Guardian Technology, Inc. In January 2001, North American Fire Guardian Technology Inc. underwent corporate restructuring, and the company's name was changed to Rival Technologies Inc. In August 2002, Mr. Guglielmi was elected President by the shareholders of Rival Technologies and remains in the position presently.

Mr. Alexander J. Martyniak received a diploma in International Business from Langara College, in Vancouver, B.C. From 1992 to 1994, Mr. Martyniak owned and operated Primalex Development, in New Westminster, B.C. Primalex was an interior finishing and painting contract company. >From 1994 to 1996, he was the owner and operator of Pronto Moda Clothing, Vancouver, B.C., a clothing importer and distributor. During 1997, Mr. Martyniak was on a Co-op Work Team for Industry Canada, in Vancouver, B.C. On that team, he marketed Internet training and trained business owners and managers on the business applications of the Internet. Since May of 1998, Mr. Martyniak has been the commercial attache and Business Development Manager for the Italian Chamber of Commerce of British Columbia. In that position, he assists Italian and Canadian companies in bilateral trade and investment, organizes trade missions and business meetings, organizes promotional events, conducts market research and writes marketing reports; does business and marketing consulting, cultivates relationships with the Chamber's members, and is responsible for public relations with the business community and governments.

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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIME EQUIPMENT, INC.

/s/ Perry Guglielmi

Perry Guglielmi, President

Dated: 06/10/2003

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alexander J. Martyniak

Alexander J. Martyniak, Director

Dated: 06/10/2003

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Perry Guglielmi, certify that:

1. I have reviewed this amended annual report on Amended Form 10-KSB of Prime Equipment, Inc. for the year ended December 31, 2002;

2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report.

4. The registrant's other certifying offering officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and c) presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 10, 2003

/s/ Perry Gugleilmi

Perry Guglielmi

President