Form 10QSB/A
period 2003-03-31
PRIME EQUIPMENT INC
filed 2003-07-24
CIK 1080725

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

V5C-4B3

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

Prime Equipment Inc.

We have reviewed the accompanying consolidated balance sheet of Prime Equipment Inc. as at March 31, 2003 and 2002 and the consolidated statements of earnings, stockholders' deficit and cash flows for the three months ended March 31, 2003. These consolidated financial statements are the responsibility of Prime Equipment, Inc.'s management.

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

Office Across Canada

Affiliates Around the World

PRIME EQUIPMENT INC.                                                                                                 STATEMENT 1

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

CONSOLIDATED BALANCE SHEETS

March 31, 2003 and 2002

(U.S. Dollars)

                                                                                                            2003                         2002

ASSETS

Current:

Cash                                                                                                 $ 231,068                 $ 48,440

Accounts receivable, net of allowance for doubtful accounts

        (2003 - $149,982) (2002 - $-)                                                          226,452                  272,424

        (Billed: 2003 - $201,452, 2002 - $102,283)

        (Unbilled: 2003 - NIL, 2002 - $170,141)

Current portion of lease receivable - note 3                                                     -                       11,563

Inventory                                                                                                21,470                         -

Prepaid expenses                                                                                    1,417                          -

                                                                                                           480,407                  332,427

Lease receivable                                                                                         -                       18,125

Property, plant and equipment - note 4                                                     86,440                 108,484

Due from stockholder                                                                                   -                        1,507

Deferred tax assets                                                                                 13,505                    1,882

                                                                                                        $ 580,352               $ 462,425

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities

Current:

    Note payable - note 5                                                                      $ 25,000                 $     -

    Note payable to stockholders - note 6                                                 77,143                         -

    Accrued interest                                                                               15,111                         -

    Accounts payable and accruals                                                       415,259                  215,107

    Customer deposits                                                                           56,996                   25,072

    Government agencies payable                                                             5,898                       633

    Corporate taxes payable                                                                    11,580                  21,327

                                                                                                         606,987                 262,139

Due to director                                                                                         -                          3,789

Loans payable - note 7                                                                         33,504                    30,851

Due to stockholders - note 8                                                                 87,517                  135,904

Preferred stock - note 9                                                                            500                         -

                                                                                                        728,508                  432,683

Stockholders' equity (deficit)

    Common stock - note 9                                                                            2                            1

    Other comprehensive income                                                               2,279                           1

    Retained earnings (deficit)                                                                (150,437)                 29,740

                                                                                                          (148,156)                 29,742

                                                                                                         $ 580,352             $ 462,425

On behalf of the Board: ______________________Director _____________________Director

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT INC.                                                                                                 STATEMENT 2

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

CONSOLIDATED STATEMENTS OF EARNINGS

For the three months ended March 31, 2003 and 2002

(U.S. Dollars)

                                                                                                        2003                     2002

Revenue

   Voice traffic income                                                                     $ 38,041             $ 263,769

    Equipment Sales                                                                          183,167                     -

                                                                                                   $ 221,208             $ 263,769

Cost of goods sold

   Voice traffic charge                                                                       29,162                171,597

    Cost of equipment                                                                         71,702                         -

                                                                                                      100,864              171,597

Gross profit                                                                                    120,344               92,172

Operating expenses

    Depreciation                                                                                 13,269               10,467

    Bank charges                                                                                     58                    222

    Bad debts                                                                                    43,481                     -

    Commissions                                                                                     -                    3,355

    Consulting                                                                                   12,888                28,224

    Promotions and entertainment                                                           274                     -

    Office                                                                                              921                     -

    Professional fees                                                                           9,562                     -

    Rent                                                                                             4,410                     -

                                                                                                      84,863                42,268

                                                                                                      35,481                49,904

Other income (expenses)

    Interest expense                                                                          (3,091)                     -

    Loss on foreign exchange                                                           (18,995)                (1,300)

    Gain on sale of property, plant and equipment                                     -                        509

                                                                                                   (22,086)                    (791)

Earnings before

    provision for income taxes                                                      13,395                  49,113

Provision for Income taxes

    Current                                                                                     11,259                  21,325

    Deferred income tax benefits                                                       (4,096)                 (1,882)

                                                                                                     7,163                  19,443

Net earnings for the period                                                        $ 6,232               $ 29,670

Weighted average common shares outstanding                    9,046,000              5,000,000

Earnings per share                                                                   $ 0.0007               $ 0.0059

Diluted weighted average common shares outstanding      14,046,000              5,000,000

Diluted earnings per share                                                      $ 0.0004               $ 0.0059

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

    Issuance of common shares for

    reverse acquisition of Prime

    Teleservices, Inc.

    on July 18, 2002                                               5,000,000                    1                     -                 -             1

    Net deficit acquired from

    subsidiary                                                             -                            -           (144,957)               -   (144,957)

    Less exchange of Prime

    Teleservices Inc.'s shares                                (5,000,000)                   -                      -                 -          -

Balance adjusted for reverse

    acquisition                                                      9,046,000                   2            (115,217)               1  (115,214)

Net loss for balance of the year                                   -                          -              (41,452)               -     (41,452)

Effect of foreign exchange                                           -                          -                   -                (124)        (124)

Balance, December 31, 2002                               9,046,000                    2           (156,669)           (123)  (156,790)

Net income for the period                                            -                          -                6,232                -         6,232

Effect of foreign exchange                                           -                          -                   -               2,402       2,402

Balance, March 31, 2003                                  9,046,000                  $ 2        $ (150,437)        $ 2,279  (148,156)

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

Depreciation                                                                                   13,269                 10,467

Gain on sale of property, plant and equipment                                         -                       (509)

Deferred income taxes                                                                     (4,096)                 (1,882)

Increase in accounts receivable                                                       (63,955)             (132,383)

Decrease in inventory                                                                      71,702                     -

Decrease in prepaid expenses                                                             -                    120,000

Increase in accrued interest                                                               1,542                     -

Decrease in accounts payable and accrued liabilities                        (23,652)              (22,476)

Decrease in customer deposits                                                              -                  (20,000)

Increase (decrease) in government agencies payable                          (4,917)                 4,932

Increase in corporate taxes payable                                                 11,259                 21,327

                                                                                                                7,384                  9,146

Cash flows from (for) investing activities:

    Purchases of property, plant and equipment                                                 -                 (21,619)

    Proceeds on disposal of property, plant and equipment                                 -                    5,923

                                                                                                                    -                 (15,696)

Effect of exchange rate changes on cash                                             12,435                     890

Increase (decrease) in cash                                                                  19,819                 (5,660)

Cash, beginning of period                                                                   211,249                54,100

Cash, end of period                                                                          $ 231,068             $ 48,440

Supplemental Disclosures

Interest paid                                                                                       $         -                $     -

Income taxes paid                                                                              $         -                 $     -

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

The acquisition has been accounted for as a reverse acquisition using the purchase method, and accordingly, for financial statement reporting purposes, the net assets of Prime Teleservices Inc. have been included in the consolidated balance at book values, and the net assets of Prime Equipment Inc. have been recorded at fair market value at the date of acquisition. The consolidated operations of the Company for the period from January 1, 2002 to the date of acquisition July 18, 2002, are those of Prime Teleservices, Inc. and exclude the results of operations of Prime Equipment, Inc. The results of Prime Equipment, Inc. are included in the consolidated statements of operations from the date of acquisition.

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

Effective corporate tax rates for the Company's Canadian operation are 37.62% and 40% for 2003 and 2002 respectively. Effective corporate tax rates for the Company's Untied States operation are 15% for both 2003 and 2002.

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

Issued and outstanding: 9,046,000 common shares

500,000 preferred shares

10. PROVISION FOR INCOME TAXES

The provision for income taxes of the Company consists of the following:

                                                                                            March 31         March 31

                                            Income (loss)     Tax rates         2003                 2002

Canadian operation

        Current taxes                                                                 $ 11,259         $ 21,325

        Deferred taxes benefits                                                      (2,658)            (1,882)

                                                 $ 22,985             38%           $   8,601         $ 19,443

U.S. operation

        Current taxes                                                                        -                     -

        Deferred taxes benefits                                                      (1,438)                 -

                                                $ (9,590)             15%               (1,438)                 -

                                                                                            $   7,163       $  19,443

At March 31, 2003 the Company had a deferred tax asset of $13,505.

Deferred income taxes result from significant temporary differences between income for financial reporting purposes and taxable income. This difference arose principally from the use of accelerated tax depreciation.

At March 31, 2003, the Company has net operating tax losses from its Nevada operation of

$9,590, which is available for carry-forward to future years. These tax losses will expire in the year ending December 31, 2023 for tax purposes.

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

Pro-forma Consolidated Balance Sheet

                                                                                        2003         2002

Assets

Current assets                                                             $ 493,912     $ 336,189

Long-term assets                                                             86,440         131,314

                                                                                    580,352         467,503

Liabilities and stockholders' deficit

Current liabilities                                                            606,986         341,487

Long-term liabilities                                                        121,021         227,231

                                                                                    728,007         568,718

Stockholders' deficit                                                     (147,655)        (101,215)

                                                                                $ 580,352        $ 467,503

Pro-forma Consolidated Income Statement

                                                                                        2003             2002

Revenues                                                                              $ 221,208     $ 263,769

Operating costs and expenses                                                  185,728        223,123

Operating profit                                                                          35,480         40,646

Other income (expenses)                                                           (22,085)            (791)

Earnings before provision for taxes                                               13,395         39,855

Income taxes                                                                               7,163        18,129

Net earnings for the period                                                      $ 6,232      $ 21,726

Weighted average common shares outstanding                  9,046,000     9,046,000

Earnings per share                                                                 $ 0.0007      $   0.0024

Diluted weighted average common shares outstanding     14,046,000     14,046,000

Diluted earnings per share                                                     $ 0.0004         $ 0.0015

13. LEASE COMMITMENTS

The Company has entered into a lease agreement expiring September 30, 2005. Minimum annual lease payments for the next three years are as follows:

2003                         $ 7,210

2004                            7,798

2005                            6,180

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

Revenue and expenses

The Company did not receive revenues from operations during the two-year period preceding the merger with Prime Teleservices. The Company has achieved revenue from operations after the date of the merger. The total amount of receivables collected in cash from January 1, 2003 to March 31, 2003 is $221,208.

Sales: During the first quarter 2003, we recorded sales of $221,207.86, as compared to $263,769.32 for the same period in 2002, resulting in a decline in sales for the quarter of ($42,561.46) or 16.14% in comparison to the first quarter 2002.  The decline in sales is mainly due to the insolvency of the Japanese wholesale customer San Yu, a trader of telephone calling cards in Japan during the fourth quarter of 2002, the termination of service to one of our wholesales customers, a trader of calling cards in Vancouver and, the subsequent cancellation of service through one of our major point of presence (POP) in China. Losses are further realized due to the continued reduction of the wholesale prices for long distance rates to China and Hong Kong, all attributing to the reduced telecom revenue. The Company's telecom service revenue for the quarter totaled $39,000 (C$58,000) from $264,000 (C$420,000) in the same quarter last year. This quarter's revenue is compensated by the sale of telecom equipment to telecommunication companies totaling, $182,000 (C$277,000).

Gross Profit: The Company has recorded a gross profit of $120,344.15 for the first quarter of 2003 an increase of 30.56% over the previous year's gross profit of $92,172.03. The increase in gross profit is due to the sourcing of Telecom equipment at a reduced price for which, the retail sales of equipment provided a higher gross margin in comparison to the 2002 first quarter results.

Bad Debt: In the last quarter of 2002, our wholesale customer in Vancouver, an aggressive local company active in the prepaid calling card market, experienced financial difficulties and became delinquent in its payments. After repeated requests for payment, the Company decided to halt the customer's long distance traffic at the end of December 2002. Despite management's best efforts, the Company has deemed collection of payment from OMC to be remote. Therefore, the Company has decided to write off the balance of the outstanding debt in the first quarter of 2003. Two customers with disputed amounts and for whom collection seems remote are San Yu Trading, which owed $64,597.36 (the customer is insolvent) and OMC, which owed $75,001.26 (the customer disputing 50% of the total owed of $150,002.53).

Receivables: Although the Company has other outstanding receivables, the Company believes that it will be able to collect much of those amounts owed, and those receipts will be reflected in future filings. Therefore, the Company has not made allowances for those receivables on its current financial statements.

Consulting: The Company recorded consultant costs for the first quarter 2003 of $12,887.70, a reduction of $15,336.30 in comparison to costs of $28,224.00 for the quarter ended March 31st 2002. The reduction in consulting costs is primarily due to the discontinuation of services from an overseas consultant. The Company had decided to terminate this consultant's services for the following reasons; (a) the recent reduction in the wholesales minute pricing for China and the discontinuation of the Point of Presence (POP) in the northern part of China. (b) The development of a new POP in the southern region of China.

Other Expense (Income): During the first quarter 2003, we recorded a foreign currency loss of approximately, $18,995, as compared to a foreign currency loss of $790.93 for the first quarter 2002. The foreign currency loss (gain) is primarily driven by the fluctuation in the value of the Canadian Dollar as compared to the U.S. dollar with respect to those of our customers whose receivables and collections are denominated in US Dollars. The Company has incurred foreign translation losses due to the decrease in U.S. dollar vs. the Canadian dollar; Prime Teleservices operates in Canada

Net income (loss) for the year: The Company has recorded a net income of $6,232.44 for the first quarter ended March 31st 2003. As at March 31st 2002, the company's net income was $29,669.49. The decrease in net income is due in large part to the recognition of bad debt and losses due to foreign currency fluctuation. Additionally, a decline in telecom sales was realized in the first quarter of 2003 primarily because of recent reduction in wholesale pricing for long distance rates to China and Hong Kong.

Liquidity

  The Company has been generating revenues from sales of its products. Although it operated at a loss for the fourth quarter of 2002, the Company produced net income for the three months ending March 31, 2003. While future events are uncertain, the Company expects that the revenues for the second quarter will continue.

Future Capital Needs

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

The Company hopes to list its stock for trading on the Over-the-Counter Bulletin Board (OTCBB) within the next quarter, which may increase its chances to raise capital. However, with the weak stock market and concerns about stocks in general, the Company still may face

If the Company is unable to secure financing through the sale of common stock, it may have to adjust its business plan and reduce its future goals.

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

Effective Corporate Tax Rate

Deferred income taxes have resulted from reporting certain items for income tax purposes on a basis, which differs from accounting policies. The deferred taxes are recorded because there is a difference between the amortization rate the company has taken and the amortization that is taken for taxes purposes. The effective corporate tax rates for the Canadian operations are 37.62% and 40% for 2003 and 2002 respectively. Effective corporate tax rates for the Company's United States operation are 15% for both 2003 and 2002.

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

Date: July 23, 2003.

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