Form 10QSB/A
period 2003-03-31
PRIME EQUIPMENT INC
filed 2003-08-04
CIK 1080725

Second Amended Form 10-QSB

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

        (Billed: 2003 - $376,434, 2002 - $102,283)

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

Bad Debt: In the last quarter of 2002, our wholesale customer in Vancouver, an aggressive local company active in the prepaid calling card market, experienced financial difficulties and became delinquent in its payments. After repeated requests for payment, the Company decided to halt the customer's long distance traffic at the end of December 2002. Despite management's best efforts, the Company has deemed collection of payment from OMC to be remote and has decided to fully provide for doubtful collectibility for the balance of the outstanding receivable in the first quarter of 2003. This brings the provision for doubtful account to a balance of $149,982, which is the entire provision as at March 31, 2003. A second customer, San Yu Trading, which is insolvent, owed the Company $64,597. This amount has been written off completely and is not included in the accounts receivable balance.

Receivables: A substantial amount of the outstanding receivables was collected by June 30, 2003. Although the Company has other outstanding receivables, the Company believes that it will be able to collect much of those amounts owed, and those receipts will be reflected in future filings. Therefore, the Company has not made allowances for those receivables on its current financial statements.

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

By: P. Guglielmi

Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Prime Equipment, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending March 31, 2003, as filed with the Securities and Exchange Commission (the "Report"), I, Perry Guglielmi, President and Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Secion 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Perry Guglielmi

Perry Guglielmi

President and Chief Financial Officer