Form 10QSB/A
period 2003-03-31
PRIME EQUIPMENT INC
filed 2003-08-13
CIK 1080725

Third Amended Form 10-QSB

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

Office Across Canada

Affiliates Around the World

PRIME EQUIPMENT INC.                                                                                              STATEMENT 1

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

CONSOLIDATED BALANCE SHEETS

March 31, 2003 and 2002

(U.S. Dollars)

                                                                                                        2003                          2002

ASSETS

Current:

    Cash                                                                                      $     231,068             $       48,440

    Accounts receivable, net of allowance for doubtful accounts

        (2003 - $124,982) (2002 - $-)                                                       226,452                    272,424

        (Billed: 2003 - $351,434, 2002 - $102,283)

        (Unbilled: 2003 - NIL, 2002 - $170,141)

    Current portion of lease receivable - note 3                                             -                          11,563

    Inventory                                                                                         21,470                          -

    Prepaid expenses                                                                             1,417                           -

                                                                                                        480,407                      332,427

Lease receivable                                                                                     -                             18,125

Property, plant and equipment - note 4                                                  86,440                      108,484

Due from stockholder                                                                              -                               1,507

Deferred tax assets                                                                             13,505                         1,882

                                                                                                $     580,352                $     462,425

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities

Current:

    Note payable - note 5                                                             $      25,000                  $         -

    Note payable to stockholders - note 6                                              77,143                            -

    Accrued interest                                                                             15,111                             -

    Accounts payable and accruals                                                     415,259                     215,107

    Customer deposits                                                                         56,996                      25,072

    Government agencies payable                                                           5,898                          633

    Corporate taxes payable                                                                 11,580                      21,327

                                                                                                        606,987                   262,139

Due to director                                                                                        -                            3,789

Loans payable - note 7                                                                        33,504                      30,851

Due to stockholders - note 8                                                                87,517                    135,904

Preferred stock - note 9                                                                           500                          -

                                                                                                       728,508                    432,683

Stockholders' equity (deficit)

    Common stock - note 9                                                                          2                               1

    Other comprehensive income                                                            2,279                               1

    Retained earnings (deficit)                                                            (150,437)                      29,740

                                                                                                      (148,156)                     29,742

                                                                                                $     580,352                $   462,425

On behalf of the Board: ______________________Director _____________________Director

The accompanying notes are an integral part of these financial staements.

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

The accompanying notes are an integral part of these financial staements.

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

The accompanying notes are an integral part of these financial staements.

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

The accompanying notes are an integral part of these financial staements.

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

Bad Debt: In the last quarter of 2002, our wholesale customer in Vancouver, an aggressive local company, OMC Trading, active in the prepaid calling card market, experienced financial difficulties and became delinquent in its payments. After repeated requests for payment, the Company decided to halt the OMC's long distance traffic at the end of December 2002. Despite its best efforts, the Company has deemed collection of payment from OMC to be remote and has decided to provide for an additional $49,982 as doubtful in the first quarter of 2003. This brings the provision for doubtful account to a balance of $124,982, which leaves a balance of $25,000 at March 31, 2003. This amount is deemed collectible because the Company had previously received a $25,000 cash deposit from OMC for other additional services and products that have yet to be delivered.  A second customer, San Yu Trading, which is insolvent, owed the Company $64,597. This amount has been written off completely and is not included in the accounts receivable balance.

Receivables: Although the Company has other outstanding receivables, the Company believes that it will be able to collect much of those amounts owed, and those receipts will be reflected in future filings. Therefore, the Company has not made allowances for those receivables on its current financial statements.  As of June 30, 2003, the Company has collected 92% of its March receivable excluding OMC and San Yu Trading.

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

None

Item 3.  Defaults upon Senior Securities.

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.

None.

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
23.1	Consent of Accountant	Included
99.1	Certification of the Chief Executive Officer of the Company pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002	Included
99.2	Certification of the Chief Financial Officer of the Company pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002	Included

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

Date: August 12, 2003.

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