Form 10QSB
period 2003-06-30
PRIME EQUIPMENT INC
filed 2003-08-18
CIK 1080725

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        for the period ended June 30, 2003

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,046,000 shares common stock issued and outstanding as of June 30, 2003.

Transitional Small Business Disclosure Format (check one) Yes _____ No   X

PART I - FINANCIAL INFORMATION

PRIME EQUIPMENT INC.

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

Consolidated Financial Statements

(Unaudited)

June 30, 2003 and 2002

(U.S. Dollars)

PRIME EQUIPMENT INC. CONTENTS

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

June 30, 2003 and 2002

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

Prime Equipment Inc.

We have reviewed the accompanying consolidated balance sheets of Prime Equipment Inc. as at June 30, 2003 and 2002 and the consolidated statements of earnings, stockholders' deficit and cash flows for the six months ended June 30, 2003 and 2002. These consolidated financial statements are the responsibility of Prime Equipment, Inc.'s management.

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

August 10, 2003

PRIME EQUIPMENT INC.                                                                                                                                 STATEMENT 1

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

CONSOLIDATED BALANCE SHEETS

June 30, 2003 and 2002

(U.S. Dollars)

	2003	2002
ASSETS
Current:
Cash	$186,393	$108,477
Accounts receivable, net of allowance for doubtful accounts
(2003 - $125,000) (2002 - $-)	88,706	156,700
(Billed: 2003 - $155,949, 2002 - $80,688)
(Unbilled: 2003 - 57,757, 2002 - $74,444)
Current portion of lease receivable - note 3	-	22,808
Inventory	23,389	-
Prepaid expenses	1,544	-
	300,032	287,985

Lease receivable	-	8,092
Property, plant and equipment - note 4	79,300	116,148
Due from director	-	2,470
Deferred tax assets	16,104	3,917
	$395,436	$418,612
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current:
Note payable - note 5	$25,000	$-
Notes payable to stockholders - note 6	77,143	-
Accrued interest	16,663	-
Accounts payable and accruals	206,814	166,714
Customer deposits	56,999	56,423
Government agencies payable	1,534	2,682
Corporate taxes payable	17,810	29,706
	401,963	255,525
Loans payable - note 7	36,499	32,111
Due to stockholders - note 8	95,341	91,570
Preferred stock - note 9	500	-
	534,303	379,206
Stockholders' equity (deficit)
Common stock - note 9	2	1
Other comprehensive income	(776)	1,246
Retained earnings (deficit)	(138,093)	38,159
	(138,867)	39,406
	$395,436	$418,612

On behalf of the Board: __________________________Director ________________________ Director

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT INC.                                                                         STATEMENT 2

CONSOLIDATED STATEMENT OF EARNINGS

For the six months ended June 30, 2003 and 2002

(U.S. Dollars)

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002
Revenue
Voice traffic income	$152,116	$120,135	$185,787	$386,523
Equipment sales	-	-	190,191	-
	152,116	120,135	375,978	386,523
Cost of goods sold
Voice traffic charges	89,950	78,869	116,784	252,157
Equipment purchases	-	-	74,452	-
	89,950	78,869	191,236	252,157
Gross margin	62,166	41,266	184,742	134,366
Operating expenses
Depreciation	14,327	11,680	27,556	22,126
Bad debts	-	-	45,148	-
Commissions	-	-	-	3,416
Consulting	8,995	9,756	22,147	38,316
Bank charges	143	1,121	223	1,328
Promotions and entertainment	-	-	284	-
Office	2,215	92	3,078	92
Professional fees	10,332	3,124	19,924	3,124
Rent	3,559	-	8,002	-
Travel	1,002	-	963	-
	40,573	25,773	127,325	68,402
	21,593	15,493	57,417	65,964
Other income (expense)
Interest expense	(3,836)	-	(6,902)	-
Loss on foreign exchange	(2,256)	(1,547)	(20,937)	(3,161)
Gain on sale of property,
plant and equipment	-	-	-	509
	(6,092)	(1,547)	(27,839)	(2,652)
Earning before
provision for income taxes	15,501	13,946	29,578	63,312
Provision for Income taxes
Current	5,006	7,479	16,505	29,056
Deferred	(1,412)	(1,951)	(5,502)	(3,832)
	3,594	5,528	11,003	25,224
Net earnings for the period	$11,907	$8,418	$18,575	$38,088
Weighted average
common shares outstanding	9,046,000	5,000,000	9,046,000	5,000,000
Earnings per share	$0.0013	$0.0017	$0.0021	$0.0076
Diluted weighted average
common shares outstanding	14,046,000	5,000,000	14,046,000	5,000,000
Diluted earnings per share	$0.0008	$0.0017	$0.0013	$0.0076

PRIME EQUIPMENT INC.                                                                                                                                 STATEMENT 3

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the six months ended June 30, 2003 and 2002

(U.S. Dollars)

	Number	Common Stock
	of	and	Retained	Other
	Common	Additional	Earnings	Comprehensive
	Stock	Paid-in Capital	(Deficit)	Income	Total
Balance, December 31, 2001	5,000,000	1	71	(2)	70
Net income for the period	-	-	38,088	-	38,088
Effect of foreign exchange	-	-	-	1,248	1,248
Balance June 30, 2002	5,000,000	1	38,159	1,246	39,406
Reverse Acquisition
Pre-acquisition shares of
Prime Equipment Inc.
(Note 2)	4,046,000	-	-	-	-
Issuance of common shares for
reverse acquisition of Prime
Teleservices, Inc.
on July 18, 2002	5,000,000	1	-	-	1
Net deficit acquired from
subsidiary	-	-	(144,957)	-	(144,957)
Less exchange of Prime
Teleservices Inc.'s shares	(5,000,000)	-	-	-	-
Balance adjusted for reverse
acquisition	9,046,000	2	(106,798)	1,246	(105,550)
Net loss for balance of the period	-	-	(49,870)	-	(49,870)
Effect of foreign exchange	-	-	-	(1,369)	(1,369)
Balance, December 31, 2002	9,046,000	2	(156,668)	(123)	(156,789)
Net income for the period	-	-	18,575	-	18,575
Effect of foreign exchange	-	-	-	(653)	(653)
Balance, June 30, 2003	9,046,000	$2	$(138,093)	$(776)	(138,867)

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT INC.                                                                                                                         STATEMENT 4

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2003 and 2002

(U.S. Dollars)

	2003	2002

Cash flows from (for) operating activities:
Net earnings for the period	$18,575	$38,088

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation	27,556	22,126
Gain on sale of property, plant and equipment	-	(509)
Deferred income taxes	(5,502)	(3,832)
Decrease (increase) in accounts receivable	80,723	(4,465)
Decrease in inventory	74,452	-
Decrease in prepaid expenses	-	120,000
Increase in accrued interest	(3,094)	-
Decrease in accounts payable and accrued liabilities	(245,235)	(79,428)
Increase in customer deposits	-	12,000
Increase (decrease) in government agencies payable	(9,638)	6,948
Increase in corporate taxes payable	16,505	29,706
	(45,658)	140,634

Cash flows from (for) investing activities:
Purchases of property, plant and equipment	-	(36,547)
Proceeds on disposal of property, plant and equipment	-	5,923
	-	(30,624)
Cash flows from (for) financing activities:
Loan repayment	-	(50,000)
Loan repayment to director	-	(6,469)
	-	(56,469)
Effect of exchange rate changes on cash	20,802	836
Increase (decrease) in cash	(24,856)	54,377
Cash, beginning of period	211,249	54,100
Cash, end of period	$186,393	$108,477
Supplemental Disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT INC.

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 and 2002

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

June 30, 2003 and 2002

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

June 30, 2003 and 2002

(U.S. Dollars)

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

3. LEASE RECEIVABLE

	June 30	June 30
	2003	2002
Equipment leased out
Aggregate of payments receivable	$-	$34,789
Less: unearned interest	-	(3,889)

	-	30,900
Less: current portion	-	22,808

	$-	$8,092

The lease has been terminated during the last quarter of 2002. The Company recovered the assets for its own use.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT INC.

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 and 2002

(U.S. Dollars)

4. PROPERTY, PLANT AND EQUIPMENT

			June 30
			2003
		Accumulated	Net Book
	Cost	Depreciated	Value

Computer equipment	$13,403	$8,991	$4,412
Telephone equipment	165,009	90,122	74,887`
Software	1	-	1

	$178,413	$99,113	$79,300

			June 30
			2002

		Accumulated	Net Book
	Cost	Depreciation	Value

Computer equipment	11,195	3,973	7,222
Telephone equipment	138,521	29,595	108,926
Software	1	-	1
	$149,716	$33,568	$116,148

5. NOTE PAYABLE

The promissory note payable is unsecured, maturing April 30, 2004 with a simple interest rate at 10% per annum.

6. NOTES PAYABLE TO STOCKHOLDERS

The promissory notes payable are unsecured, due on demand with interest at the rate of 8% per annum, compounded annually. In the event of default by the Company, the interest rate increases to 10%.

7. LOANS PAYABLE

                                                                                                    June 30                     June 30

                                                                                            2003                             2002

Bove Telecom Services Inc.                                             $ 36,499                     $ 32,111

The Company has loans payable which are non-interest bearing and have no specific repayment terms.

The lenders stated that they will not request payment within the next fiscal year.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT INC.

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 and 2002

(U.S. Dollars)

8. DUE TO STOCKHOLDERS

	June 30	June 30
	2003	2002

Best Holding Limited	$23,695	$20,845
Media Fund Limited	71,646	70,725

Total	$95,341	$91,570

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

Issued and outstanding: 9,046,000 common shares

500,000 preferred shares

10. PROVISION FOR INCOME TAXES

The provision for income taxes of the Company consists of the following:

			June 30	June 30
	Income (loss)	Tax rates	2003	2002

Canadian operation
3 months ended March 31, 2003	$22,985	38%	$8,601	$19,443
3 months ended June 30, 2003	5,162	38%	2,156	5,528
Effect of exchange	682		246	253

	28,829		11,003	25,224

U.S. operation
3 months ended March 31, 2003	(9,590)	15%	(1,438)	-
3 months ended June 30, 2003	10,339	15%	1,438	-

	749		-	-

	$29,578		$11,003	$25,224

At June 30, 2003 the Company had a deferred tax asset of $16,104.

Deferred income taxes result from significant temporary differences between income for financial reporting purposes and taxable income. This difference arose principally from the use of accelerated tax depreciation.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT INC.

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 and 2002

(U.S. Dollars)

11. STOCK SPLIT

On March 23, 2002, the predecessor company, Prime Teleservices Inc. split its common shares by a ratio of 5,000,000 to 1. The consolidated statements of stockholders' deficit were prepared assuming that the split occurred as of January 1, 2002.

12. PRO FORMA FINANCIAL STATEMENTS

The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company with Prime Teleservices, Inc. for the six months ended June 30, 2003 and 2002 as if the acquisitions of Prime Teleservices, Inc. took place at the beginning of the periods presented.

Pro-forma Consolidated Balance Sheet
	2003	2002
Assets
Current assets	$300,032	$286,417
Long-term assets	99,404	132,197

Voice traffic income	339,436	418,614

Liabilities and stockholders' deficit
Current liabilities	401,963	339,415
Long-term liabilities	132,340	185,250

	534,303	524,665
Stockholders' deficit	(138,867)	(106,051)

	$395,436	$418,614

Pro-forma Consolidated Income Statement
	2003	2002
Revenues	$375,978	$386,526
Operating costs and expenses	318,561	340,546

Operating profit	57,417	45,977
Other income (expenses)	(27,839)	(2,652)

Earnings before provision for taxes	29,578	43,325
Income taxes	11,003	25,224

Net earnings for the period	$18,575	$18,101

Weighted average common shares outstanding	9,046,000	9,046,000

Earnings per share	$0.0021	$0.0020

Diluted weighted average common shares outstanding	14,046,000	14,046,000

Diluted earnings per share	$0.013	$0.013

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT INC.

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 and 2002

(U.S. Dollars)

13. LEASE COMMITMENTS

The Company has entered into a lease agreement expiring September 30, 2005. Minimum annual lease payments for the next three calendar years are as follows:

2003                                                         $ 7,854

2004                                                            8,495

2005                                                            6,732

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

Revenue and expenses

Revenue: For the three months ending June 30, 2003, the Company recorded sales of $152,116 as compared to $120,135 for the same period in 2002, resulting in an increase of 26% in sales for the three-month period. For the first six months total sales were $375,679 as compared to $386,523 for the same period in 2002, resulting in a decline in sales for the first six months of ($10,544) or 2.73%. The decline in sales is mainly due to the subsequent cancellation of service through one of our major point of presence (POP) in China with further losses realized by the continued reduction of the wholesale prices for long distance rates to China and Hong Kong.

Gross Profit: The Company has recorded a gross profit of $62,168 for the three months ending June 30, 2003, in comparison to $41,266 in the same quarter of 2002. Gross profit of $184,743 was realized for the first six months of 2003 which is an increase of 37.49% over the previous year's gross profit of $134,366. The increase in gross profit is due to PIN charges generated by the Company VOIP network, providing a higher gross margin in comparison to the 2003 first quarter results.

Bad debts: In the last quarter of 2002, our wholesale customer in Vancouver, an aggressive local company, OMC Trading, active in the prepaid calling card market, experienced financial difficulties and became delinquent in its payments. After repeated requests for payment, the Company decided to halt OMC's long distance traffic at the end of December 2002. Despite its best efforts, the Company has deemed collection of payment from OMC to be remote and has provided for a provision of $125,000 leaving a balance collectible of $25,000 at June 30, 2003. This amount is deemed collectible because the Company had previously received a $25,000 cash deposit from OMC for other additional services and products that have yet to be delivered. A second customer, San Yu Trading, which is insolvent, owed the Company $64,597. This amount has been written off completely and is not included in the accounts receivable balance.

Consulting: The Company recorded $8,995 in consulting costs for the three months ending June 30, 2003, compared to $9,756 for the same three month period in 2002. For the first six months of 2003, consulting costs of $22,147 represented a decrease of $16,169 or 42% in contrast to the $38,316 for the same period of 2002. The reduced consulting costs are primarily due to the discontinuation of services from an overseas consultant. The Company has decided to terminate this consultant's services for the following reasons: (a) the recent reduction in the wholesale minute pricing for China and the discontinuation of the Point of Presence (POP) in the northern part of China. (b) the development of a new POP in the southern region of China.

Other expenses (income): For the three months ended June 30, 2003, the Company recorded a further loss in foreign currency of $9,543 in comparison to $1,547 for the same three month period in 2002. During the first six months of 2003, the Company recorded a foreign currency loss of approximately $20,936 as compared to a foreign currency loss of $2,652 for the first six months of 2002. The foreign currency loss is primarily due to the increase in the value of the Canadian dollar versus the U.S. dollar. Since our customers' receivables and collections are denominated in U.S. dollars, the Company experienced a foreign exchange loss.

Net income (loss): The Company has recorded a net income of $18,575 for the first six months of 2003. As of June 30, 2002, the Company's net income was $38,088. The decrease in net income is due in large part to foreign currency fluctuations as well as a decline in telecom sales realized in the first quarter of 2003. This has carried forward into the second quarter primarily because of current reduction in wholesale pricing for long distance rates to China and Hong Kong.

Liquidity

The Company has been generating revenues from sales of its products. Although it operated at a loss for the fourth quarter of 2002, the Company produced net income for the six months ending June 30, 2003. While future events are uncertain, the Company expects that the revenue for the balance of the year will continue.

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

The Company hopes to list its stock for trading on the Over-the-Counter Bulletin Board (OTCBB) within the next quarter, which may increase its chances to raise capital. However, with the weak stock market and concerns about stocks in general, the Company still may face difficulty in raising sufficient capital to further its business plan.

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

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the secondfirst quarter of fiscal year 2003, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

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

PRIME EQUIPMENT, INC.

/s/ Perry Guglielmi

Perry Guglielmi

Secretary and Duly Authorized Officer

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Perry Guglielmi, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Prime Equipment, Inc. for the quarter ended June 30, 2003;

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

Date: August 15, 2003.

/s/ Perry Guglielmi

By: P. Guglielmi

Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Prime Equipment, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending June 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), I, Perry Guglielmi, President and Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Perry Guglielmi

Perry Guglielmi

President and Chief Financial Officer