Form 10QSB
period 2003-09-30
PRIME EQUIPMENT INC
filed 2003-11-20
CIK 1080725

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        for the period ended September 30, 2003

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,046,000 shares common stock issued and outstanding as of September 30, 2003.

Transitional Small Business Disclosure Format (check one) Yes _____ No   X

PART I - FINANCIAL INFORMATION

PRIME EQUIPMENT INC.

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

Consolidated Financial Statements

(Unaudited)

September 30, 2003 and 2002

(U.S. Dollars)

PRIME EQUIPMENT INC. CONTENTS

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

September 30, 2003 and 2002

(U.S. Dollars)

INDEPENDENT ACCOUNTANTS' REPORT

CONSOLIDATED BALANCE SHEETS	STATEMENT 1

CONSOLIDATED STATEMENTS OF EARNINGS	STATEMENT 2

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)	STATEMENT 3

CONSOLIDATED STATEMENTS OF CASH FLOWS	STATEMENT 4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders

Prime Equipment Inc.

We have reviewed the accompanying consolidated balance sheets of Prime Equipment Inc. as at September 30, 2003 and 2002 and the consolidated statements of earnings, stockholders' deficit and cash flows for the nine months ended September 30, 2003 and 2002. These consolidated financial statements are the responsibility of Prime Equipment, Inc.'s management.

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

November 14, 2003

PRIME EQUIPMENT INC. STATEMENT

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

CONSOLIDATED BALANCE SHEETS

September 30, 2003 and 2002

(U.S. Dollars)

	2003	2002

ASSETS
Current
Cash and cash equivalents	$130,455	$93,536
Accounts receivable, net of allowance for doubtful accounts	83,075	206,567
(2003 - $123,780) (2002 ‑ $7,520)
(Billed: 2003 - $185,170, 2002 - $164,204)
(Unbilled: 2003 - 21,685, 2002 - $49,883)
Current portion of lease receivable - note 3	-	29,822
Inventory	23,120	-
Prepaid expenses	1,526	1,311

	238,176	331,236

Other long‑term receivables	-	1,514
Property, plant and equipment - note 4	62,225	100,494
Deferred tax assets	22,852	6,112

	$323,253	$439,356
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current
Note payable - note 5	$25,000	$25,000
Notes payable to stockholders - note 6	81,450	46,505
Accrued interest	18,226	12,006
Accounts payable and accruals	173,402	264,695
Customer deposits	56,442	57,005
Government agencies payable	24	14,015
Corporate taxes payable	13,047	22,999

	367,591	442,225

Loans payable - note 7	36,079	30,991
Due to stockholders - note 8	94,242	102,632
Preferred stock - note 9	500	500

	498,412	576,348

Stockholders' equity (deficit)
Common stock - note 9	2	2
Other comprehensive income	(2,438)	(368)
Deficit	(172,723)	(136,626)

	(175,159)	(136,992)

	$323,253	$439,356

On behalf of the Board: __________________________Director ________________________ Director

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT INC. STATEMENT

CONSOLIDATED STATEMENT OF EARNINGS

For the nine months ended September 30, 2003 and 2002

(U.S. Dollars)

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Revenue
Voice traffic income	$60,364	$190, 084	$247,422	$573,988
Equipment sales	-	-	193,593	-

	60,364	190,084	441,015	573,988

Cost of goods sold
Voice traffic charges	50,602	166,455	167,754	416,921
Equipment purchases	-	-	75,783	-

	50,602	166,455	243,537	416,921

Gross margin	9,762	23,629	197,478	157,067

Operating expenses
Bank charges	-	1,816	3,114	3,158
Bad debts	-	7,624	45,956	7,624
Commissions	-	62	178	3,417
Consulting	9,696	22,987	31,958	60,967
Depreciation	14,518	12,333	42,073	34,480
Promotions and entertainment	-	-	290
Office	1,482	2,097	4,578	2,189
Professional fees	17,037	9,427	37,122	13,056
Rent	3,607	900	11,629	900
Travel	819	1,406	1,800	1,406

	47,159	58,652	178,698	127,197

	(37,397)	(35,023)	18,780	29,870
Other income (expense)
Interest expense	(4,456)	-	(8,292)	-
Gain (loss) on foreign exchange	(5,472)	14,999	(27,044)	(5,000)
Gain on sale of property
plant and equipment	726	-	702	509

	(9,202)	14,999	(34,634)	(4,491)

Earning (loss) before
provision for income taxes	(46,599)	(20,024)	(15,854)	25,379

h Provision for Income taxes
Current	(4,348)	3,867	12,600	23,316
Deferred	(6,899)	2,711	(12,400)	(6,196)

	(11,247)	6,578	200	17,120

Net earnings (loss) for the period	$(35,352)	$(26,602)	$(16,054)	$8,259

Weighted average
common shares outstanding	9,046,000	8,247,022	9,046,000	5,401,311

Earnings (loss) per share	$(0.0039)	$(0.0032)	$(0.0018)	$0.0015

Diluted weighted average
common shares outstanding	14,046,000	8,247,022	14,046,000	5,401,311

Diluted earnings (loss) per share	$(0.0025)	$(0.0032)	$(0.0011)	$0.0015

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT INC. STATEMENT

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the nine months ended September 30, 2003 and 2002

(U.S. Dollars)
	Number of Common Stock	Common Stock and Additional Paid-in Capital	Retained Earnings (Deficit	Other Comprehensive Income	Total

Balance, December 31, 2001	5,000,000	1	71	2	74

Reverse Acquisition
Pre-acquisition shares of
Prime Equipment, inc.
(Note 2)	4,046,000	-	-	-	-
Issuance of common shares for
reverse acquisition of Prime
Teleservices, inc.
on July 18, 2002	5,000,000	1	-	-	1
Net deficit acquired from
subsidiary	-	-	(144,957)	-	(144,957)
Less exchange of Prime
Teleservices Inc.'s shares	(5,000,000)	-	-	-	-
Balance adjusted for reverse
acquisition	9,046,000	2	(144,886)	2	(144,882)
Net loss for balance of the period	-	-	8,259	-	8,259
Effect of foreign exchange	-	-	-	(370)	(370)
Balance, September 30, 2002	9,04,6000	2	(136,627)	(368)	(136,993)
Net income for the period	-	-	(20,042)	-	(20,042)
Effect of foreign exchange	-	-	-	245	245
Balance, December 31, 2002	9,046,000	2	(156,669)	(123)	(156,790)
Net loss for the period	-	-	(16,054)	-	(16,054)
Effect of foreign exchange	-	-	-	(2,315)	(2,315)
Balance, September 30, 2003	9,046,000	$ 2	$ (172,723)	$ (2,438)	$ (175,159)

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT INC. STATEMENT

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2003 and 2002

(U.S. Dollars)
	2003	2002

Cash flows from (for) operating activities:
Net earnings for the period	$(16,054)	$8,260

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation	42,073	34,480
Gain on sale of property, plant and equipment	(702)	(509)
Deferred income taxes	(12,400)	(6,196)
Decrease (increase) in accounts receivable	86,565	(66,820)
Decrease in inventory	75,783	-
Decrease in prepaid expenses	-	120,769
Increase in accrued interest	4,657	-
Decrease in accounts payable and accrued liablilities	(279,592)	(30,595)
Increase in customer deposits	-	12,000
Increase (decrease) in government agencies payable	(11,235)	18,630
Increase in corporate taxes payable	12,450	23,316

	(98,455)	113,335

Cash flows from (for) investing activities:
Purchases of property, plant and equipment	-	(37,138)
Proceeds on disposal of property, plant and equipment	2,200	-

	2,200	(37,138)

Cash flows from (for) financing activities:
Loan advances	-	31,729
Advances from (repayment to) stockholders	4,306	(76,075)
Issuance of common shares	-	1
Issuance of preferred shares	-	500

	4,306	(43,845)

Effect of exchange rate changes on cash
	11,155	7,084

Increase (decrease) in cash
	(80,794)	39,436

Cash, beginning of period
	211,249	54,100

Cash, end of period
	$130,455	$93,536

Supplemental Disclosures

Interest paid
	$-	$-
Income taxes paid
	$-	$-

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT INC.

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003 and 2002

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

Reverse acquisition (continued)

The cost of the acquisition is the assumption of the net liability position of Prime Equipment, Inc. as at July 18, 2002 and consists of:

Accounts payable	$53,841
Note payable	71,505
Interest payable	10,443
Loan from stockholders	9,168

Total liabilities assumed on acquisition	$144,957

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

Financial instruments

The estimated fair value of cash and equivalents, accounts receivable, loans receivables, accounts payable and accrued liabilities, loans payable and due to stockholders approximate their carrying amounts in the financial statements. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial statements.

  LEASE RECEIVABLE

	September 30	September 30
	2003	2002
Aggregate of payments receivable	$-	$33,575
Less: unearned interest		(3,753)

		29,822
Less: current portion		(29,822)

	$-	$-

The lease has been terminated during the last quarter of 2002. The Company recovered the assets for its own use.

4. PROPERTY, PLANT AND EQUIPMENT

                                                                                                                                                                                September 30

                                                                                                                                                                            2003

                                                                                                                                   Accumulated            Net Book

                                                                                            Cost                                Depreication                Value

Computer equipment                                                         $ 13,248                                   $ 9,991                     $ 3,257

Telephone equipment                                                         160,597                                  101,630                      58,967

Software                                                                                     1                                         -                                 1

                                                                                    $ 173,846                                $ 111,621                     $ 62,225

                                                                                                                                                                      September 30

                                                                                                                                                                            2002

                                                                                                                                   Accumulated            Net Book

                                                                                            Cost                                Depreication                Value

Computer equipment                                                         $ 11,380                                   $ 4,781                     $ 6,599

Telephone equipment                                                         133,690                                    39,796                      93,894

Software                                                                                     1                                         -                                 1

                                                                                    $ 145,071                                $ 44,577                     $ 100,494

5. NOTE PAYABLE

The promissory note payable is unsecured, maturing April 30, 2004 with a simple interest rate at 10% per annum.

6. NOTES PAYABLE TO STOCKHOLDERS

The promissory notes payable are unsecured, due on demand with interest at the rate of 8% per annum, compounded annually. In the event of default by the Company, the interest rate increases to 10%. Interest expense on these notes is $2,783 and the accrued interest payable as at September 30, 2003 is $10,053.

7. LOANS PAYABLE

                                                                                                                                    September 30 September 30

                                                                                                                                    2003             2002

            Bove Telecom Services Inc.                                                                                     $ 36,079     $ 30,991

The Company has loans payable which are non-interest bearing and have no specific repayment terms.

The lender stated that it will not request payment within the next fiscal year.

8. DUE TO STOCKHOLDERS

                                                                                                                                    September 30 September 30

                                                                                                                                    2003             2002

Best Holding Limited                                                                                                 $ 23,421         $ 20,118

Media Fund Limited                                                                                                     70,821            62,094

Others                                                                                                                             -               20,420

Total                                                                                                                       $ 94,242       $ 102,632

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

Issued and outstanding: 9,046,000 common shares

500,000 preferred shares

10. PROVISION FOR INCOME TAXES

The provision for income taxes of the Company consists of the following:

                                                                                                                            September 30     September 30

                                                                Income (loss)         Tax rates                         2003                 2002

Canadian operation

3 months ended March 31, 2003             $ 22,985                     38%                     $ 8,601             $ 19,443

3 months ended June 30, 2003                    5,162                     38%                        2,156                 5,528

3 months ended September 30, 2003        (19,134)                    38%                       (7,185)               (6,578)

Effect of exchange                                     1,849                                                       628                (1,273)

                                                                        10,862                                                 $ 4,200             $ 17,120

U.S. operation

3 months ended March 31, 2003                (9,590)                     15%                     (1,438)                     -

3 months ended June 30, 2003                  10,339                      15%                     1,438                       -

3 months ended September 30, 2003        (27,465)                     15%                    (4,000)                 (6,987)

Valuation allowance                                      -                             -                             -                     6,987

                                                                      (26,716)                                                  (4,000) -

                                                                   $ (15,854)                                                   $ 200              $ 17,120

At September 30, 2003 the Company had a deferred tax asset of $22,852.

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

12. PRO FORMA FINANCIAL STATEMENTS

The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company with Prime Teleservices, Inc. for the nine months ended September 30, 2003 and 2002 as if the acquisitions of Prime Teleservices, Inc. took place at the beginning of the periods presented.

Pro-forma Consolidated Balance Sheet

                                                                                                2003         2002

Assets

Current assets                                                                     $ 238,176     $ 331,235

Long-term assets                                                                     85,077        108,121

                                                                                            323,253         439,356

Liabilities and stockholders' deficit

Current liabilities                                                                     367,591         442,226

Long-term liabilities                                                                 130,821         134,123

                                                                                            498,412         576,349

Stockholders' deficit                                                              (175,159)       (136,993)

                                                                                          $ 323,253    $ 439,356

Pro-forma Consolidated Income Statement

                                                                                                2003         2002

Revenues                                                                             $ 441,015     $ 573,988

Operating costs and expenses                                                 422,235         557,642

Operating profit                                                                         18,780         16,346

Other expenses                                                                       (34,634)       (12,909)

Earnings before provision for taxes                                             (15,854)         3,437

Income taxes                                                                                 200       17,120

Net loss for the period                                                            $ (16,054)     $ (13,683)

Weighted average common shares outstanding                         9,046,000     9,046,000

Loss per share                                                                       $ (0.0018)     $ (0.0015)

Diluted weighted average common shares outstanding             14,046,000    14,046,000

Diluted loss per share                                                              $ (0.0011)     $ (0.0010)

13. LEASE COMMITMENTS

The Company has entered into a lease agreement expiring September 30, 2005. Minimum annual lease payments for the next three calendar years are as follows:

2003                                                     $ 7,854

2004                                                        8,495

2005                                                        6,732

The Company is also required to pay common area costs monthly in addition to the minimum lease payments.

14. COMPARATIVE FIGURES

Certain balances of the preceding period have been reclassified to conform with the current year's financial statement presentation.

Item 2. Management's Discussion and Analysis:

The Company engages in the sale of telecommunications services and plans to license of its telecommunication platform services. Additional funding through private placement will be necessary to enable the Company to expand its current business.

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

Revenue and expenses

Revenue: For the three months ended September 30, 2003, the Company recorded sales of $ 60,364 as compared to $190,084 for the same period in 2002, resulting in a decrease of 68.3% in sales for the three-month period. For the first nine months ended September 30, 2003 total sales was $441,015 as compared to $573,988 for the same period in 2002, resulting in a decline in sales for the first nine months of ($132,973) or 23.17%. The decline in sales is mainly due to the subsequent cancellation of service through one of our major point of presence (POP) in China with further losses realized by the continued reduction of the wholesale prices for long distance rates to China and Hong Kong.

Gross Profit: The Company has recorded a gross profit of $9,762 for the three months ended September 30, 2003, in comparison to $23,629 for the same quarter of 2002. The gross margin percentage for the three months ended September 30, 2003 has declined because an invoice relating to the second quarter from a major supplier was not received until late in the third quarter. The gross profit on traffic income for the nine months ended September 30, 2003 decreased to $79,668 from $157,067 in the prior year. This was due to a decrease in pricing for long distance rates to China and Hong Kong. However, the gross profit margin percentage increased due to PIN charges generated by the Company VOIP network. Equipment sales generated a 60% gross margin for the nine month period ended September 30, 2003. Overall these provided a higher gross margin in comparison to the same period in 2002.

Bad debts: In the last quarter of 2002, our wholesale customer in Vancouver, an aggressive local company, OMC Trading, active in the prepaid calling card market, experienced financial difficulties and became delinquent in its payments. After repeated requests for payment, the Company decided to halt OMC's long distance traffic at the end of December 2002. Despite its best efforts, the Company has deemed collection of payment from OMC to be remote and has made for a provision of $125,000 leaving a balance collectible of $25,000 at September 30, 2003. This amount is deemed collectible because the Company had previously received a $25,000 cash deposit from OMC for other additional services and products that have yet to be delivered. A second customer, San Yu Trading, which is insolvent, owed the Company $64,597. This amount has been written off completely and is not included in the accounts receivable balance.

Consulting: The Company recorded $9,696 in consulting costs for the three months ending September 30, 2003, compared to $22,987 for the same three month period in 2002. For the first nine months of 2003, consulting costs of $31,958 represented a decrease of $29,099 or 47.58 % in contrast to the $60,967 for the same period of 2002. The reduced consulting costs are primarily due to the discontinuation of services from an overseas consultant. The Company has decided to terminate this consultant's services for the following reasons: (a) the recent reduction in the wholesale minute pricing for China and the discontinuation of the Point of Presence (POP) in the northern part of China. (b) the development of a new POP in the southern region of China.

Other expenses (income): For the three months ended September 30, 2003, the Company recorded a further loss in foreign currency of $5,472 in comparison to a gain of $14,999 for the same three month period in 2002. During the first nine months of 2003, the Company recorded a foreign currency loss of approximately $27,044 as compared to a foreign currency loss of $5,000 for the first nine months of 2002. The foreign currency loss is primarily due to the increase in the value of the Canadian dollar versus the U.S. dollar. Since our customers' receivables and collections are denominated in U.S. dollars, the Company experienced a foreign exchange loss.

Net income (loss): The Company has recorded a net loss of $16,054 for the first nine months of 2003. For the nine months ended September 30, 2002, the Company's net income was $8,259. The decrease in net income is due in large part to foreign currency fluctuations as well as a decline in telecom sales realized in the first and second quarter of 2003. This has carried forward into the third quarter primarily because of current reduction in wholesale pricing for long distance rates to China and Hong Kong.

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

ITEM 3 Effectiveness of the registran's disclosure controls and procedures

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

PRIME EQUIPMENT, INC.

/s/ Perry Guglielmi

Perry Guglielmi

Secretary and Duly Authorized Officer

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Perry Guglielmi, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Prime Equipment, Inc. for the quarter ended September 30, 2003;

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

Date: November 1_, 2003.

/s/ Perry Guglielmi

By: P. Guglielmi

Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Prime Equipment, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending September 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), I, Perry Guglielmi, President and Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Perry Guglielmi

Perry Guglielmi

President and Chief Financial Officer