Form 10KSB
period 2003-12-31
PRIME EQUIPMENT INC
filed 2004-04-15
CIK 1080725

===================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(mark one)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the year ended December 31, 2003

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

000-29937

(Commission File No.)

PRIME EQUIPMENT, INC.

(Exact name of small business issuer in its charter)

British Columbia, Canada

(State or other jurisdiction of incorporation or organization)

88-0412653

(I.R.S. Employer Identification No.)

4287B Dawson Street, Burnaby BC, Canada V5C 4B3

(Address of principal executive offices) (Zip Code)

(604) 298-9989

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any attachment to this form 10-KSB. [ ]

Issuer's revenue during the year ended December 31, 2003: nil

As of April 9, 2004, 9,046,000 common shares 500,000 preferred were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Transitional Small Business Disclosure Format (Check one):

Yes [ ] No [X]

PART I

Item 1. Description of Business.

Prime Equipment, Inc. (the "Company") is a Nevada company formed under the laws of the State of Nevada on December 18, 1998, originally to engage in the construction equipment and telecommunication equipment rental & sales business. The Company has sold equity shares to raise capital, planned and arranged for management, and has commenced corporate strategic planning regarding potential viable operations. The Company currently operates out of 4287B Dawson St, Burnaby BC. Canada V5B-4C3. Although the Company is a development stage company, it is currently generating revenues and expects that its revenues will continue and, possibly increase.

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

Prime Teleservices Inc., (PTSI) an incorporated telecom company in Canada, has developed an application platform that is software based and is capable to reach a global presence at low cost and short timeframe, enabling Voice 0ver Internet Protocol (VoIP) over the public internet for Long Distance telephone service and calling card businesses for the retail; wholesale and other business models applicable to anywhere in the world.

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

Item 3. Legal Proceedings.

We are not a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against the Company has been threatened.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2002, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company has voluntarily filed a Form 15c2-11 to obtain listing on the OTC Bulletin Board, which requires all listed companies to be registered with the SEC under Section 13 or 15(d) of the Securities Exchange Act of 1934 and to be current in its required filings once so registered. That registration statement is pending approval from the SEC.

The Company has no public trading market for its common stock. Although the Company is seeking a quotation for its common shares on the Over-the-Counter Bulletin Board, there is no assurance the Company will do so, nor is there any assurance that should the Company succeed in obtaining a listing for its securities on the OTC Bulletin Board or on some other exchange that a trading market for the Company's stock will develop. There are no outstanding options, warrants to purchase, or securities convertible into common equity of the Company outstanding. The Company has not agreed to register any shares of its common stock for any shareholder. There are presently 9,046,000 shares of common stock that were issued as follows: 100,000 shares of common stock for cash subject to Rule 144 in December 1998; 100,000 issued pursuant to Regulation D, Rule 504 on March 1999. On October 22, 1999, all of the existing shareholders surrendered their stock and the Company issued 4,000,000 shares of common stock to those shareholders, pursuant to a 20 for 1 forward split. No additional stock was sold at that time. On November 14, 1999 1,000 shares of restricted common stock was issued, and in December 17, 1999 20,000 shares on restricted common stock was issued, both pursuant to Regulation D, Rule 504. The Company issued 25,000 shares of restricted common stock to Giovanni Iachelli on November 1, 2000, for services rendered. On July 10, 2002, the Company authorized the issuance of 5,000,000 shares of common stock and 500,000 shares of preferred stock to the shareholders of Net Magic, Ltd, in exchange for all outstanding shares, software and equipment of IP Teleservices.

Stockholders

There are 63 shareholders of record for the Company's common stock.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following is management's discussion and analysis of significant factors that have affected our financial position and operations during the year ended December 31, 2003.

Our financial statements are expressed in United States Dollars. All figures herein are also expressed in United States dollars, except where specifically indicated in other currency.

The Company plans to engage in the sale of telecommunications services and licensing of its telecommunication platform services. Additional funding through private placement will be necessary to enable the Company to expand its current business.

Results of Operations

Year Ended December 31, 2003, compared to December 31, 2002.

Sales: During 2003, we recorded sales of $463,435.48, as compared to $976,406.12 for the same period 2002, resulting in a decline in sales for the year of ($512,970.64) or 52.54% in comparison to 2002.  The decline in sales is mainly due to the shut down of one of our major point of presence (POP) in China. Losses are further realized due to the continued reduction of the wholesale prices for long distance rates to China and Hong Kong, all attributing to the reduced telecom revenue.

Gross Profit:  The Company has recorded a gross profit of $203,395 for the year ended December 31, 2003, in comparison to $261,439.  The decrease in gross profit mainly due to a decrease in pricing for long distance rates to China and Hong Kong.  However, the gross margin percentage increased due to PIN charges generated by the Company VOIP network and the equipment sales generated a 57% gross margin for the year.

 Traffic income:  The Company's major customer, AIC Global Communications Inc., has developed its own calling card platform.  Therefore, AIC no longer requires the services from our subsidiary, Prime Teleservices Inc.  As a result, the sales for the last quarter have dropped significantly as compared to the last quarter in 2002.

 Bad Debts:  Bad debts in the previous year are mainly due to two insolvent customers, OMC Trading and San Yu Trading.  The Company wrote off the remaining OMC balance in the first quarter of 2003.

Consulting:  The Company recorded $60,136 in consulting costs for the year ended December 31, 2003 as compared to $50,628 in the prior year.  The Company is looking for business development opportunities in the China long-distance telephone market.  In addition, the Company is looking for other potential development projects.

 Professional fees:  The Company recorded $51,997 in professional fees for the year ended December 31, 2003 as compared to $28,799 in 2002.   These are mainly the accounting and legal fees relating to the filing requirements for the Securities Exchange Commission.  Since the Company only begin filing with the SEC in the third quarter of 2002, the comparative amount is substantially lower than the current year.

 Other income/expenses:  The Company recorded a gain on foreign currency of $17,802.  This gain resulted primarily from the Canadian subsidiary company's US currency debt.

Net income (loss):  The Company has recorded a loss of $27,812 for the year-ended December 31, 2003.  The decrease in net income is due to competitive pricing in the long-distance telephone market, which resulted in a substantial decline in telecom sales in the last quarter of 2003.

Cash flows:  Cash flows from operation have declined from $201,646 in 2002 to (99,057) in 2003.  This decline resulted from the decline in sales activity in 2003 and the payment of current liabilities carried over from the prior year.  The 2002 cash flows from operation also benefited from the prepayment of some expenses in 2001.

Revenue

 The Company did not receive revenues from operations during the two‑year period preceding the merger with IP Teleservices.  The Company has achieved revenue from operations after the date of the merger.

Liquidity and Capital Resources

  The Company has been generating revenues from sales of its products. Although it operated at a loss for the year ended 2003, the Company produced net income for the nine months ending September 30, 2002.

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

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

Except for historical information contained herein, this Form 10-QSB contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. We intend that such forward-looking statements be subject to the safe harbors created thereby. We may make written or oral forward-looking statements from time to time in filings with the SEC, in press releases, quarterly conference calls or otherwise. The words "believes," "expects," "anticipates," "intends," "forecasts," "project," "plans," "estimates" and similar expressions identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made.

Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB.

Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate with the result that there can be no assurance the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. We undertake no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions, or circumstances on which any such statements based. Our filings with the SEC may be accessed at the SEC's Web site, www.sec.gov.

Item 7. Financial Statements.

PRIME EQUIPMENT INC.

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

Consolidated Financial Statements

December 31, 2003 and 2002

(U.S. Dollars)

PRIME EQUIPMENT INC.                                                                                                                              CONTENTS

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

December 31, 2003 and 2002

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

EVANCIC PERRAULT ROBERTSON

CERTIFIED GENERAL ACCOUNTANTS

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders

Prime Equipment Inc.

We have audited the consolidated balance sheet of Prime Equipment Inc. as of December 31, 2003 and 2002 and the consolidated statements of earnings, stockholders' deficit and cash flows for the year then ended . These financial statements are the responsibility of Company's management.  Our responsibility is to express an opinion on these financial statements basedon on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prime Equipment, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting generally principals accepted in the United States of America.

CERTIFIED GENERAL ACCOUNTANTS

Coquitlam, B.C.

April 9, 2004

2nd Floor, 566 Lougheed Highway, Coquitlam, BC V3S 3S3

Telephone (604) 936-4377  Fax (604) 936-8376

Website:  http//epr.ca  Email:  eprs@eprcoq.ca

office Accross Canada

Affiliates Around the World

PRIME EQUIPMENT INC.                                                                                                                         STATEMENT 1

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(U.S. Dollars)

	2003	2002

ASSETS
Current
Cash	$128,031	$211,249
Accounts and notes receivable, net of allowance for doubtful accounts
(2003 - $5,511) (2002 ‑ $75,000)
(Billed: 2003 - $20,866, 2002 - $219,942)
(Unbilled: 2003 - 2,922, 2002 - $5,231)	18,277	150,173
Government agencies receivable	1,205	-
Inventory	15,179	88,602
Prepaid expenses	1,604	1,319

	164,296	451,343

Property, plant and equipment - note 4	49,664	93,132
Deferred tax assets	27,524	8,684

	$241,484	$553,159
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current
Note payable - note 5	$25,000	$25,000
Notes payable to stockholders - note 6	83,907	77,143
Accrued interest	19,789	13,569
Accounts payable and accruals	181,019	413,930
Customer deposits	-	57,000
Government agencies payable	-	10,194

	309,715	596,836

Deferred income taxes liabilities	4,391	-
Loans payable - note 7	31,908	31,176
Due to stockholders - note 8	82,265	81,436
Preferred stock - note 9	500	500

	428,779	709,948

Stockholders' equity (deficit)
Common stock - note 9	2	2
Other comprehensive income	(2,817)	(123)
Deficit	(184,480)	(156,668)

	(187,295)	(156,789)

	$241,484	$553,159

Going concern - note 2

On behalf of the Board: __________________________Director ________________________ Director

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT INC.                                                                                                                                  STATEMENT 2

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices, Inc.)

CONSOLIDATED STATEMENT OF EARNINGS

Year ended December 31, 2003 and 2002

(U.S. Dollars)

	2003	2002
Revenue
Voice traffic income	$266,054	$862,263
Equipment sales	197,382	114,143

	463.436	976,406

Cost of goods sold
Voice traffic charges	174,325	575,613
Equipment purchases	85,715	139,354

	260,040	714,967

Gross profit	203,396	261,439

Operating expenses
Bad debts	51,955	135,177
Bank charges	3,320	470
Commissions	-	3,406
Consulting	60,136	50,628
Depreciation	56,686	48,854
Promotions and entertainment	296	378
Office	5,604	4,359
Professional fees	51,997	28,799
Rent	15,409	2,343
Travel	2,075	1,856

	247,478	276,270

	(44,082)	(14,831)
Other income (expense)
Interest expense	(13,410)	(6,381)
Gain on foreign exchange	15,314	190
Gain on sale of property, plant and equipment	2,488	516

	4,392	(5,675)

Loss before provision for income taxes	(39,690)	(20,506)

Deferred tax benefits	(11,878)	(8,724)

Net loss for the year	$(27,812)	$(11,782)

Weighted average
common shares outstanding	9,046,000	6,840,298

Loss per share	$(0.003075)	$(0.001722)

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT INC.                                                                                                                                                                  STATEMENT 3

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

Year ended December 31, 2003 and 2002

(U.S. Dollars)
	Number of Common Stock	Common Stock and Additional Paid-in Capital	Retained Earnings (Deficit)	Other Comprehensive Income	Total

Balance, December 31, 2001	5,000,000	1	71	(2)	70

Reverse Acquisition
Pre-acquisition shares of
Prime Equipment, inc.
(Note 2)	4,046,000	-	-	-	-
Issuance of common shares for
reverse acquisition of Prime
Teleservices, Inc.
on July 18, 2002	5,000,000	1	-	-	1
Net deficit acquired from
subsidiary	-	-	(144,957)	-	(144,957)
Less exchange of Prime
Teleservices Inc.'s shares	(5,000,000)	-	-	-	-
Balance after reverse acquisition	9,046,000	2	(144,886)	2	(144,886)
Net loss for the year	-	-	(11,782)	-	(11,782)
Effect of foreign exchange	-	-	-	(121)	(121)
Balance, December 31, 2002	9,04,6000	2	(156,668)	(123)	(156,789)
Net loss for the year	-	-	(27,812)	-	(27,812)
Effect of foreign exchange	-	-	-	(2,694)	(2,694)
Balance, December 31, 2003	9,046,000	$ 2	$ (184,480)	$ (2,817)	(187,295)

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT INC.                                                                                                                                                                  STATEMENT 4

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31, 2003 and 2002

(U.S. Dollars)
	2003	2002

Cash flows from (for) operating activities:
Net loss	$(27,812)	$(11,782)

Adjustments to reconcile net loss to net cash provided by (used for)
operating activities:

Depreciation	56,686	48,854
Issuance of stock for services rendered	-	500
Gain on sale of property, plant and equipment	(2,488)	(516)
Deferred income tax	(11,878)	(8,724)
Decrease (increase) in accounts receivable	152,024	(8,714)
Decrease (increase) in inventory	85,631	(89,009)
Decrease in prepaid expenses	-	120,769
Increase in accrued interest	6,220	3,126
Increase (decrease) in accounts payable and accruals	(280,774)	120,494
Increase (decrease) in customer deposits	(64,115)	12,000
Increase (decrease) in government agencies payable	(12,581)	14,648

	(99,057)	201,646

Cash flows from (for) investing activities:
Purchases of property, plant and equipment	-	(21,526)
Proceeds on disposal of property, plant and equipment	4,769	-
Decrease in lease receivable	-	30,138

	4,769	8,612

Cash flows from (for) financing activities:
Advances from (repayment to) stockholders	6,763	(33,868)
Advances from (repayment to) director	-	(3,897)
Issuance of common shares	-	1

	6,763	(37,764)

Effect of exchange rate changes on cash
	4,307	(15,345)

Increase (decrease) in cash
	(83,218)	157,149

Cash, beginning of year
	211,249	54,100

Cash, end of year
	$128,031	$211,249

Supplemental Disclosures

Interest paid
	$-	$-
Income taxes paid
	$-	$-

Non-cash activities:

In 2002, 500,000 preferred shares were issued for services rendered in connection with the reverse acquisition.

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT INC.

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

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

Prime Teleservices Inc. was started by a team of experienced telecom marketers and software developers. Its objective is to build and develop a Global Voice Services Backbone Network that connects to VoIP Gateways and Call Management Data Centres spanning the globe. It has already successfully built a software based VoIP application platform that enables VoIP over the Internet and Intranet for Long distance Telephone services.  The platform can be deployed inexepnsively, quickly and most importantly, globally.

2.       GOING CONCERN

Because of the competitive pricing in the long-distance telephone services market, the Company's continuance as a going concern is dependent upon its abiliy to obtain adequate financing to upgrade the equipment to stay competitive in the market.  It is not possible to predict whether financing efforts will be successful or if the Company can stay competitive in the market.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The acquisition has been accounted for as a reverse acquisition using the purchase method, and accordingly, for financial statement reporting purposes, the net assets of Prime Teleservices Inc. have been included in the consolidated balance sheet at book values, and the net assets of Prime Equipment Inc. have been recorded at fair market value at the date of acquisition. The consolidated operations of the Company for the period from January 1, 2002 to the date of acquisition, July 18, 2002, are those of Prime Teleservices, Inc. and exclude the results of operations of Prime Equipment, Inc. The results of Prime Equipment, Inc. are included in the consolidated statements of operations from the date of acquisition.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT INC.

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

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

Deferred income taxes

Prime Equipment, Inc. accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109", "Accounting for Income Taxes". Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT INC.

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

(U.S. Dollars)

Earnings per share (EPS)

Basic EPS is determined using net earnings divided by the weighted average shares outstanding during the year. Diluted EPS is computed by dividing net earnings by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.  Since the Company has incurred a loss, the dilutive effects of any potentially issuable common shares has not been reported.

As the acquisition has been recorded as a reverse acquisition, in 2002 the weighted average number of shares is calculated using the shares issued in the reverse acquisition as the outstanding shares prior to the acquisition.  The 2002 EPS has been adjusted to reflect these weighted average number of shares outstanding.

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

Translation of foreigh currencies - subsidiary

Assets bought and sold during the year and trasactions to net income in foreign currencies are translated into Canadian dollars at the rate prevailing at the date of transaction.  Monetary assets and liabilities in foreign currencies at the close of the year are translated into Canadian dollars at the rate prevailinb at the year end.

Foreign exchange gains or losses arise from recoridng the difference between foreign currency balances translated at rates prevailing at year-end and balances translated at rates prevailing on transaction dates.  All gains and losses are included in the determination of net income.

Financial instruments

The estimated fair value of cash and equivalents, accounts receivable, loans receivables, and accounts payable and accrued liabilities approximate their carrying amounts in the financial statements. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial statements.

4. PROPERTY, PLANT AND EQUIPMENT

			2003	2002

	Cost	Accumulated Depreciation	Net Book Value	Net Book Value

Computer equipment	$13,930	$11,666	$2,264	$5,676
Telephone equipment	167,541	120,142	47,399	87,456
Software	1	-	1	1

	$181,472	$131,808	$49,664	$93,132

5. NOTE PAYABLE

The promissory note payable is unsecured, maturing April 30, 2005 with a simple interest rate at 10% per annum.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT INC.

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

(U.S. Dollars)

6. NOTES PAYABLE TO STOCKHOLDERS

The promissory notes payable are unsecured, due on demand with interest at the rate of 8% per annum, compounded annually. In the event of default by the Company, the interest rate increases to 10%. Interest expense on these notes is $3,720 and the accrued interest payable as at December 31, 2003 is $10,991.

7. LOANS PAYABLE

                                                                                                                                    2003             2002

            Bove Telecom Services Inc.                                                                             $     31,908     $    31,176

The Company has loans payable which are non-interest bearing and have no specific repayment terms.

The lender stated that it will not request payment within the next fiscal year.

8. DUE TO STOCKHOLDERS

                                                                                                                                    2003             2002

Best Holding Limited                                                                                                 $ 20,000         $ 20,239

Media Fund Limited                                                                                                     62,265            61,197

Total                                                                                                                       $ 82,265         $ 81,436

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

Issued and outstanding: 9,046,000 common shares

                                      500,000 preferred shares

10.     STOCK SPLIT

On March 23, 2002, the predecessor company, Prime Teleservices, Inc. split its common shares by a ratio of 5,000,000 to 1.  The consolidated statements of stockholders' deficit were prepared assuming that the split occurred as of January 1, 2002.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT INC.

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

(U.S. Dollars)

11. PROVISION FOR INCOME TAXES

The provision for income taxes of the Company consists of the following:
	Income (Loss)	Tax Rates	2003	2002

Canadian Operation
Deferred tax liabilities	$23,345	18.81%	$4,391	$-
Deferred tax benefits	(27,124)	38.00%	(10,869)	(8,724)

	$(3,780)		(6,478)	(8,724)

US operations
Deferred taxes benefits	(35,910)	15%		(5,400)

	$(39,690)		$(11,878)	$(8,724)

As of December 31, 2003, the Company has deferred income tax assets of $27, 524 and deferred tax liabilities of $4,391.  The deferred taxes benefits included deferred taxes expense of $4,391 which arise from the unralized foreign exchange gain from the Canadian operation.

Deferred income taxes result from significant temporary differences between income for financial reporting purposes and taxable income. This difference arose principally from the use of accelerated tax depreciation.

12.     LEASE COMMITMENTS

The Company has entered into a lease agreement expiring September 30, 2005. Minimum annual lease payments for the next two calendar years are as follows:

2004                                                $    8,826

2005                                                      6,995

The Company is also required to pay common area costs monthly in addition to the minimum lease payments.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT INC.

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

(U.S. Dollars)

13.     PRO FORMA FINANCIAL STATEMENTS

The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company with Prime Teleservices, Inc. for the year ended December 31, 2003 and 2002 as if the acquisitions of Prime Teleservices, Inc. took place at the beginning of the years presented.  The pro-forma balance sheet would be the same as the reported balance sheet.

Pro-forma Consolidated Balance Sheet

                                                                                                2003                 2002

Revenues                                                                       $       463,436     $     976,406

Operating costs and expenses                                                  507,518        1,012,988

Operating loss                                                                         (44,082)           (36,582)

Other expenses                                                                          4,392              (5,865)

Loss before taxes                                                                    (39,690)            (42,447)

Income taxes                                                                           11,878                8,724

Loss for the year                                                             $       (27,812)     $     (33,723)

Weighted average common shares outstanding                       9,046,000         9,046,000

Loss per share                                                                $       (0.003)      $      (0.004)

14.     COMPARATIVE FIGURES

Certain balances of the preceding period have been reclassified to conform with the current year's financial statement presentation.

15.    ECONOMIC DEPENDENCE

The Company derived 87% of their revenue from one customer.  Subsequent to year-end, the customer stated that it will no longer require the Company's service.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and the Chief Financial Officer, recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Within 90 days prior to the filing date of this annual report on Form 10-KSB, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. No changes were made to internal disclosure controls from the prior year.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the directors and executive officers of the Company, their ages, and all positions held with the Company.
Name	Age	Position(s)
Alexander J. Martyniak	39	Director
Piero Dante Guglielmi	38	President, Secretary

Mr. Piero Dante Guglielmi received training in international marketing from Simon Fraser University in Vancouver, British Columbia. Between 1989 and 1996, he was in charge of research and development, as well as, corporate filing for North American Fire Guardian Technology, Inc. From 1996 until January 2001 Mr. Guglielmi was in charge of technical marketing and a director of North American Fire Guardian Technology, Inc. In January 2001, North American Fire Guardian Technology Inc. underwent corporate restructuring, and the company's name was changed to Rival Technologies Inc. In August 2002, Mr. Guglielmi was elected President by the shareholders of Rival Technologies In December 2003 Mr. Guglielmi was re-elected a Director by the shareholders of Rival Technologies Inc. and voluntarily resigned as President.

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

The Company does not have an audit committee financial expert serving on its audit committee. The Company's revenue from operations has declined and as a result its financial accounting issues are being streamlined and simplified. As the Company acquires new products and technology in the future, it intends to identify and appoint a financial expert to serve on its audit committee.

The Company has not adopted a code of ethics applicable to principal executive officers. The current President has been an executive officer of the Company for more than five (5) years. As new executive officers are appointed in the future, the Company intends to adopt a code of ethics and post the same on its website.

Item 10. Executive Compensation.

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2003 and 2002, the aggregate remuneration paid or payable by us to the person who acted as Chief Executive Officer during such periods and to the other executive officers who earned a salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2003 (collectively, the "Named Executive Officers").

Name and Principal Position	Year	Salary	Long Term Compensation Awards Restricted Stock Awards
Alex Martyniak Director	2003	nil	nil
Piero D. Guglielmi President	2003	nil	nil
Alex Martyniak Director	2002	nil	nil
Piero D. Guglielmi President	2002	nil	nil

Any compensation received by our officers, directors, and management personnel will be determined from time to time by the Board of Directors. Officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

No other compensation has been paid to any officer and/or director for his services rendered to, nor has any received such compensation in the past.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of its employees.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following is a table detailing the current shareholders of our stock who own 5% or more of the common stock, and shares owned by our Directors and Officers:
Title of Class	Name and Address of Beneficial Owner	Business Nature of Corporations and Affiliation to Officers or Directors of Company	Amount and nature of beneficial ownership	Percent of Class
Common	Media Fund limited Mr. Lau Kwai Shing 7A, 17/F, Blk A, Hyde Tower, Kung Lok Rd., Kwun Tong, Hong Kong	Privately held company acting as a holding company for various investments No affiliation	900,000	9.9%
Common	Virgo Enterprises Co. Mr. Wong Yu Shun Flat A, Supreme Ind'l Bldg, 15-17 Shan Mei St., Fo Tan, N, Hong Kong	Privately held company acting as a holding company for various investments No affiliation	720,000	7.9%
Common	Ms. Kam-Lan Mak 24/Flat 2, Ka Wo House, Po Nga Court, Taipo, NT, Hong Kong	Private investor No affiliation	680,000	7.5%
Common	Best Holding Limited Ms. Tong Ka Wing #14, G/F, Third Lane, Siu Lek Yuen Village, Shatin, Hong Kong	Privately held company acting as a holding company for various stock investments No affiliation	900,000	9.9%
Common	Best Reliance Limited Ms. Jerry Cheung Unit 7, 4/f, Block C, 491 Castle Peak Road, Kowloon, Hong Kong	Privately held company acting as a holding company for various investments No affiliation	600,000	6.6%
Common	Ms. Lai-Bing Fung Rm 1012, Blk B, Cornhill Garden, Quarry Bay, Hong Kong	Private investor No affiliation	800,000	8.8%
Preferred	Polinvest, LTD Ms. Elizebeth Biachi-Roos Morgan & Morgan Trust Corporation Ltd. Pasea Estate, Road Town, Tortola (B.V.I.)	Privately held company acting as a holding company for various stock investments No affiliation	500,000	100%

Item 12. Certain Relationships and Related Transactions.

There have been no material transactions in the past two years or proposed transactions to which we have been or are proposed to be a party in which any officer, director, nominee for officer or director, or security holder of more than 5% of our outstanding securities is involved.

We have no promoters. There have been no transactions that have benefited or will benefit its officers or directors either directly or indirectly.

Item 13. Exhibits and Reports on Form 8-K.

(a) 1. The financial statements are listed in the Index to Financial Statements and are filed as part of this annual report.

2. Not Applicable

3. Exhibits

Exhibit 31.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of CEO and CFO.

Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of CEO and CFO.

b) Reports on 10KSB. None

Item 14. Principal Accounting Fees and Services.

Audit Fees

For each of the last two fiscal years professional services rendered by the principal accountant for the audit of the registrants annual financial statements and review of financial statements 10-QSB (17CFR 249.308b) or services that are normally provided by the accountant in connection with statutory or regulatory filings or engagements for those fiscal years:

For the fiscal year ended December 31, 2002 - $24,192

For the fiscal year ended December 31, 2003 - $26,328 to the date hereof.

Audit Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related service by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

For the fiscal year ended December 31, 2002 - $24,192

For the fiscal year ended December 31, 2003 - $26,328 to the date hereof

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning:

For the fiscal year ended December 31, 2002 - $

For the fiscal year ended December 31, 2003 - $

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through Item 9(e)(3) of Schedule 14A.

For the fiscal year ended December 31, 2002 - $

For the fiscal year ended December 31, 2003 - $

Audit Committee Pre-Approval Policies and Procedures

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prime Equipment, Inc.

/s/ Perry Guglielmi

By: Perry Guglielmi

President, Chief Financial Officer and Director

Dated: April 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Perry Guglielmi

By: Perry Guglielmi

President, Chief Financial Officer and Director

Dated: April 14, 2004

/s/ Alex Martyniak

By: Alex Martyniak

Director

Dated: April 14, 2004

Exhibit 31.1

CERTIFICATIONS

I, Perry Guglielmi, President and Chief Financial Officer of the Company certify that:

1. I have reviewed this annual report on Form 10-KSB of Prime Equipment, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Small Business Issuer as of, and for, the periods presented in this report.

4. The Small Business Issuer's other certifying offering officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Small Business Issuer and have:

a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Small Business Issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the Small Business Issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the Small Business Issuer's internal control over financial reporting that occurred during the Small Business Issuer's fourth fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Small Business Issuer's internal control over financial reporting; and

5. The Small Business Issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Small Business Issuer's auditors and the audit committee of Small Business Issuer's board of directors (or persons performing the equivalent function):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the internal control over financial reporting; and

Date: April 14, 2004.

/s/ Perry Guglielmi

By: Perry Guglielmi

President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Prime Equipment, Inc., a Nevada corporation (the "Company"), on Form 10-KSB for the year ending December 31, 2003, as filed with the Securities and Exchange Commission (the "Report"), I, Perry Guglielmi, President and Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Perry Guglielmi

By: Perry Guglielmi

President and Chief Financial Officer