Form 10QSB
period 2004-03-31
PRIME EQUIPMENT INC
filed 2004-05-21
CIK 1080725

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        for the period ended March 31, 2004

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,046,000 shares common stock issued and outstanding as of March 31, 2004.

Transitional Small Business Disclosure Format (check one) Yes _____ No   X

PART I - FINANCIAL INFORMATION

PRIME EQUIPMENT INC.

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

Consolidated Financial Statements

(Unaudited)

March 31, 2004 and 2003

(U.S. Dollars)

PRIME EQUIPMENT INC. CONTENTS

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

March 31, 2004 and 2003

(U.S. Dollars)

INDEPENDENT ACCOUNTANTS' REPORT

CONSOLIDATED BALANCE SHEETS	STATEMENT 1

CONSOLIDATED STATEMENTS OF EARNINGS	STATEMENT 2

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT	STATEMENT 3

CONSOLIDATED STATEMENTS OF CASH FLOWS	STATEMENT 4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders

Prime Equipment Inc.

We have reviewed the accompanying consolidated balance sheet of Prime Equipment Inc. as at March 31, 2004 and 2003 and the consolidated statements of earnings, stockholders' deficit and cash flows for the three months ended March 31, 2004 and 2003. These consolidated financial statements are the responsibility of Prime Equipment, Inc.'s management.

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

May 14, 2004

PRIME EQUIPMENT INC.                                                                                                                         STATEMENT 1

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

CONSOLIDATED BALANCE SHEETS

March 31, 2004 and 2003

(U.S. Dollars)
	2004	2003

ASSETS
Current
Cash and cash equivalents	$30,559	$231,068
Accounts receivable, net of allowance for doubtful accounts
(2004 - $5,450) (2003 - $149,982)	15,845	226,452
(Billed: 2004 - $21,295, 2003 - $376,434)
(Unbilled: 2004 - NIL, 2003 - NIL)
Government agencies receivable	1,599	-
Inventory	-	21,470
Prepaid expenses	1,586	1,417

	49,589	480,407

Property, plant and equipment - note 4	27,455	86,439
Deferred income taxes	-	13,505

	$77,044	$580,351
LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current
Note payable - note 5	$25,000	$25,000
Notes payable to stockholders - note 6	86,252	77,143
Accrued interest	21,342	15,111
Accounts payable and accruals	165,646	415,258
Customer deposits	-	56,996
Government agencies payable	-	5,898
Corporate taxes payable	-	11,580
Deferred income taxes	2,758	-

	300,998	606,986

Loans payable - note 7	31,908	33,504
Due to stockholders - note 8	44,906	87,517
Preferred stock - note 9	500	500

	378,312	728,507

Stockholders' deficit
Common stock - note 9	2	2
Other comprehensive income (loss)	(3,123)	2,279
Deficit	(298,147)	(150,437)

	(301,268)	(148,156)

	$77,044	$580,351

On behalf of the Board: ____________________________Director ________________________ Director

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT INC.                                                                                                                         STATEMENT 2

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

CONSOLIDATED STATEMENTS OF EARNINGS

For the three months ended March 31, 2004 and 2003

(U.S. Dollars)
	2004	2003
Revenue
Voice traffic income	$8	$38,041
Equipment sales	-	183,167

	8	221,208
Cost of goods sold
Voice traffic charge	1,250	29,162
Cost of equipment	-	71,702

	1,250	100,864

Gross profit	(1,242)	120,344

Operating expenses
Depreciation	14,769	13,269
Bank charges	76	58
Bad debts	-	43,481
Consulting	32,616	12,888
Promotions and entertainment	-	274
Office	1,183	923
Professional fees	5,487	9,562
Rent	3,941	4,410
Travel	351	-

	58,423	84,865

Earnings (loss) from operations	(59,665)	35,479

Other expenses
Interest expense	(5,086)	(3,091)
Loss on foreign exchange	(1,620)	(18,995)
Write down of inventory and property, plant and equipment	(27,705)	-

	(28,411)	(22,086)

Earning (loss) before provision for income taxes	(88,076)	13,393

Provision for Income taxes
Current income taxes	-	11,259
Deferred income tax expense (benfits)	25,590	(4,096)

	25,590	7,163

Net earnings (loss) for the period	$(113,366)	$6,230

Weighted average common shares outstanding	9,046,000	9,046,000

Earnings per share	$(0.0126)	$0.0007

Diluted weighted average
common shares outstanding	9,046,000	14,046,000

Diluted earnings per share	$(0.0126)	$0.0004

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT INC.                                                                                                                         STATEMENT 3

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three months ended March 31, 2004 and 2003

(U.S. Dollars)

	Number of Common Stock	Common Stock and Additional Paid-in Capital	Retained Earnings (Deficit	Other Comprehensive Income	Total

Balance, December 31, 2002	9,046,000	$ 2	$ (156,667)	$ (123)	$ (156,788)

Net income for the period	-	-	6,230	-	6,230
Effect of foreign exchange	-	-	-	2,402	2,402
Balance, March 31, 2003	9,046,000	2	(150,437)	2,279	(148,156)
Net loss for the period	-	-	(34,044)	-	(34,044)
Effect of foreign exchange	-	-	-	(5,096)	(5,096)
Balance, December 31, 2003	9,046,000	2	(184,481)	(2,817)	(187,296)
Net loss for the period	-	-	(113,666)	-	(113,666)
Effect of foreign exchange	-	-	-	(306)	(306)
Balance, Mach 31, 2004	9,046,000	$ 2	$ (298,147))	$ (3,123)	$ (301,268)

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT INC.                                                                                                                                                                 STATEMENT 4

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2004 and 2003

(U.S. Dollars)

		2004	2003

Cash flows from (for) operating activities:
Net earnings for the period		$(113,666)	$6,230

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation		14,769	13,269
Deferred income taxes		25,590	(4,096)
Write down of property, plant and equipment and inventory		21,705	-
Decrease (increase) in accounts receivable		2,215	(63,955)
Decrease in inventory		-	71,702
Increase in accrued interest		1,553	1,542
Decrease in accounts payable and accrued liablilities		(14,593)	(23,650)
Decrease in government agencies payable		(405)	(4,917)
Increase in corporate taxes payable		-	11,259

		(62,832)	7,384

Cash flows from (for) investing activities:
Advances from stockholders	`	2,345	-
Repayment of loans from stockholders		(35,891)	-

		(33,546)	-

Effect of exchange rate changes on cash		(1,094)	12,435

Increase (decrease) in cash and cash equivalents		(97,472)	19,819

Cash and cash equivalents, beginning of period		128,031	211,249

Cash and cash equivalents, end of period		$30,559	$231,068

Supplemental Disclosures
Interest paid		$-	$-
Income taxes paid		$-	$-

The accompanying notes are an integral part of these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT INC.

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004 and 2003

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

Prime Teleservices Inc. was started by a team of experienced telecom marketers and software developers. Its objective is to build and develop a Global Voice Services Backbone Network that connects to VoIP Gateways and Call Management Data Centres spanning the globe. It has already successfully built a software based VoIP application platform that enables VoIP over the Internet and intranet for Long Distance Telephone services. The platform can be deployed inexpensively, quickly and most importantly, globally.

2. GOING CONCERN

Because of the competitive pricing in the long-distance telephone services market, the Company's continuance as a going concern is dependent upon its ability to obtain adequate financing to upgrade the equipment to stay competitive in the market. It is not possible to predict whether financing efforts will be successful or if the Company can stay competitive in the market.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

March 31, 2004 and 2003

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

Effective corporate tax rates for the Company's Canadian operation are 37.62% for both 2004 and 2003. Effective corporate tax rates for the Company's Untied States operation are 15% for both 2004 and 2003.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT INC.

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004 and 2003

(U.S. dollars)

Revenue recognition

Telecommunication products and services:

Revenue is recorded net of trade discounts and allowances upon shipment of products or rendering of services and when all significant contractual obligations have been satisfied and collection is reasonably assured. The standard billing terms granted to customers are due upon invoices issued to customers.

Earnings (loss) per share (EPS)

Basic EPS is determined using net earnings divided by the weighted average shares outstanding during the year. Diluted EPS is computed by dividing net earnings by the weighted average shares outstanding, assuming all potential dilutive common shares were issued. Since the Company has incurred a loss in the current period, the dilutive effects of any potentially issuable common shares has not been reported. The dilutive EPS for 2004 is equal to the basic EPS.

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

Translation of foreign currencies - subsidiary

Assets bought and sold during the year and transactions relating to net income in foreign currencies are translated into Canadian dollars at the rate prevailing at the date of transaction. Monetary assets and liabilities in foreign currencies at the close of the year are translated into Canadian dollars at the rate prevailing at the year-end.

Foreign exchange gains or losses arise from recording the difference between foreign currency balances translated at rates prevailing at year-end and balances translated at rates prevailing on transaction dates. All gains and losses are included in the determination of net income.

Financial instruments

The estimated fair value of cash and equivalents, accounts receivable, loans receivables, short-term note payables, accrued interest, accounts payable and accrued liabilities, loan payables, and due to stockholders approximate their carrying amounts in the financial statements. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial statements.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT INC.

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004 and 2003

(U.S. dollars)

4. PROPERTY, PLANT AND EQUIPMENT

                                                                                                                                                            March 31

                                                                                                                                                                2004

                                                                                                                            Accumulated         Net Book

                                                                                                            Cost         Depreciation            Value

Computer equipment                                                     $  13,773     $       12,683            $     1,090

Telephone equipment                                                      158,846            132,482                 26,364

Software                                                                                  1                     -                           1

                                                                                                      $ 172,620    $      145,165           $     27,455

                                                                                                                                                            March 31

                                                                                                                                                                2003

                                                                                                                            Accumulated         Net Book

                                                                                                            Cost         Depreciation            Value

Computer equipment                                                   $  12,303      $         7,228             $     5,075

Telephone equipment                                                    151,468               70,104                  81,364

Software                                                                                1                     -                             1

                                                                                                    $ 163,771      $       77,332             $    86,439

5. NOTE PAYABLE

The promissory note payable is unsecured, maturing April 30, 2005 with a simple interest rate at 10% per annum.

6. NOTES PAYABLE TO STOCKHOLDERS

The promissory notes payable are unsecured, due on demand with interest at the rate of 8% per annum, compounded annually. In the event of default by the Company, the interest rate increases to 10%. Interest expense on these notes is $5,086 and the accrued interest payable as at March 31, 2004 is $11,919.

7. LOANS PAYABLE

                                                                                                                            March 31                 March 31

                                                                                                                                2004                         2003

    Bove Telecom Services Inc.                                                                          $   31,908                 $     33,504

The Company has loans payable which are non-interest bearing and have no specific repayment terms. The lenders stated that they will not request payment within the next fiscal year.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT INC.

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004 and 2003

(U.S. dollars)

8. DUE TO STOCKHOLDERS

                                                                                                                            March 31                 March 31

                                                                                                                                2004                         2003

    Best Holding Limited                                                                                         $ 20,000                     $ 21,750

    Media Fund Limited                                                                                             24,906                        65,767

    Total                                                                                                               $ 44,906                     $ 87,517

The loans payable to its stockholders are non-interest bearing and have no specific repayment terms. The stockholders stated that they will not request repayment within the next fiscal year.

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

Issued and outstanding: 9,046,000 common shares

500,000 preferred shares

10. PROVISION FOR INCOME TAXES

The provision for income taxes of the Company consists of the following:

                                                                                                                            March 31                 March 31

                                                                  Income (loss)      Tax rates                     2004                         2003

    Canadian operation

        Current taxes                                     $       -                                                  $       -                     $    11,259

        Deferred taxes benefits                           (73,059)                 37.62%                    (28,814)                      (2,658)

        Deferred taxes expense                             6,849                  18.81%                      1,288                            -

        Valuation allowance                                                                                            52,024                            -

        Non-deductible loss                                (12,140)                 37.62%                     (4,567)                           -

        Effect of exchange                                                                                                  259                            -

                                                                  $ (78,350)                                           $   20,190                 $    7,163

    U.S. operation

        Current taxes                                                                                                         -                                 -

        Deferred taxes benefits                                                                                       (1,500)                     (1,438)

        Valuation allowance                                                                                             6,900                             -

                                                                  $   (9,726)              15%                            5,400                             -

                                                                  $  (88,076)                 -                       $   25,590                  $    7,163

At March 31, 2004 the Company has a deferred tax asset of $58,924, which is off set by a valuation allowance of the same amount, and deferred tax liabilities of $2,758 . The deferred tax benefits of $2,758 arose from the unrealization of a foreign exchange gain in the Canadian operations.

EVANCIC PERRAULT ROBERTSON

PRIME EQUIPMENT INC.

(Successor to Prime Teleservices Inc., which was formerly IP Teleservices Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004 and 2003

(U.S. dollars)

Deferred income taxes result from significant temporary differences between income for financial reporting purposes and taxable income. This difference arose principally from the use of accelerated tax depreciation.

At March 31, 2004, the Company has net operating tax losses from its Nevada operation of

$9,726 which is available for carryforward to future years. These tax losses will expire in the year ending December 31, 2024.

11. SUBSEQUENT EVENTS

Subsequent to the quarter ended March 31, 2004, the Company has disposed of all the property, plant and equipment and inventory of its subsidiary, Prime Teleservices, Inc. for $27,544. This equipment was outdated and required replacement with new technology. A loss of $21,705 is recognized on this disposal and has been reflected on the financial statements as of March 31, 2004.

EVANCIC PERRAULT ROBERTSON

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

Revenue and expenses

Quarter Ended March 31, 2004, compared to March 31, 2003.

Sales: For the first quarter ended March 31, 2004, the Company recorded traffic income of $8, as compared to $38,040 for the same period 2003.  The decline in traffic income is mainly due to the trimmed down pricing of wholesale long distance rates to China and Hong Kong, and the lack of development capital needed to expand and upgrade the company's network.

The Company recorded no equipment sales in the quarter ended March 31, 2004 as compared to $183,167 in 2003. This is entirely due to significant purchasing opportunities in the prior year which was not available in the current year.

Gross Profit: The Company has recorded a loss of $1,242 for the quarter ended March 31st 2004 a decrease of $121,586 as compared to the same period last year of $120,344. The decrease in gross profit is due entirely to the reduction in traffic income and telecom equipment sales.

Consulting: The Company recorded consulting costs for the first quarter of $32,616, an increase of $19,729 in comparison to costs of $12,888 for the quarter ended March 31, 2003. The increased consulting costs are primarily due to the enlisting of multiple services from overseas consultants. The Company had decided to increase its consulting services in an attempt to resuscitate the company's ailing sales.

Other Expense (Income): During the first quarter 2004, the Company recorded a foreign currency loss of $1,620 as compared to a foreign currency loss of $18,995 for the first quarter 2003. The foreign currency loss is primarily driven by the fluctuation in the value of the Canadian dollar as compared to the U.S. dollar. Our customers' receivables are denominated primarily in US Dollars. Over the first quarter, the Canadian dollar versus the US dollar remained relatively stable resulting in very minor exchange gain or loss.

Other income (loss): The Company incurred a loss of $21,705 due to the reduction in the value of inventory and property, plant and equipment. This write down was realized on the sale of inventory and property, plant and equipment subsequent to the quarter for total proceeds of $27,317. This equipment and inventory was outdated and required replacement with new technology.

Net income (loss) for the year: The Company has recorded a net loss of $113,666 for the first quarter ended March 31st 2004. In the same quarter 2003, the company's net income was $6,232. The decrease in net income is due to the reduction of sales, the write down of property, plant and equipment for 27,317 and the continued incurrence of consulting cost from market development.

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

None

Item 3.  Defaults upon Senior Securities.

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.

None.
Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
31	Certifications	Included
32	Certifications	Included

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIME EQUIPMENT, INC.

/s/ Perry Guglielmi

Perry Guglielmi

Secretary and Duly Authorized Officer